Form 10-Q
period 2023-09-30
NorthWestern Energy Group, Inc.
filed 2023-10-27
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 000-56598
Commission File Number: 1-10499
NORTHWESTERN ENERGY GROUP, INC.
NORTHWESTERN CORP
(Exact name of registrant as specified in its charter)

Delaware (NorthWestern Energy Group, Inc.)			93-2020320
Delaware (NorthWestern Corporation)			46-0172280
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3010 W. 69th Street	Sioux Falls	South Dakota	57108
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 605-978-2900

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
NorthWestern Energy Group, Inc.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	NWE	Nasdaq Stock Market LLC
NorthWestern Corporation

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
NorthWestern Energy Group, Inc. Yes ☒ No ☐
NorthWestern Corporation. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
NorthWestern Energy Group, Inc. Yes ☒ No ☐
NorthWestern Corporation Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

NorthWestern Energy Group, Inc.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
NorthWestern Corporation

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
NorthWestern Energy Group, Inc. Yes☐ No ☒
NorthWestern Corporation. Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $0.01, 61,242,238 shares outstanding at October 20, 2023

NORTHWESTERN ENERGY GROUP, INC.

FORM 10-Q

EXPLANATORY NOTE

On October 2, 2023, NorthWestern Corporation ("Old NWE") created a new public holding company, NorthWestern Energy Group, Inc. ("New NWE"), by implementing a holding company reorganization (the "Merger"). Following the Merger, New NWE became the successor issuer to Old NWE pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the early part of 2024, New NWE and Old NWE intend to complete the second and final phase of the holding company reorganization, when Old NWE proposes to contribute the assets and liabilities of its South Dakota and Nebraska regulated utilities to its direct subsidiary, NorthWestern Energy Public Service Corporation ("NPS"), and then distribute its equity interest in NPS and certain other subsidiaries to New NWE, resulting in Old NWE owning and operating the Montana regulated utility and NPS owning and operating the South Dakota and Nebraska utilities, each as a direct subsidiary of New NWE.

On October 2, 2023, Old NWE implemented the Merger pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 2, 2023, by and among Old NWE, New NWE and NorthWestern Energy Merger Company, a Delaware corporation ("Merger Sub"), which resulted in New NWE owning all of the outstanding capital stock of Old NWE. Pursuant to the Merger, Merger Sub, a direct, wholly-owned subsidiary of New NWE and an indirect, wholly-owned subsidiary of Old NWE, merged with and into Old NWE, with Old NWE surviving as a direct, wholly-owned subsidiary of New NWE. Each share of Old NWE stock issued and outstanding immediately prior to the Merger automatically converted into an equivalent corresponding share of New NWE stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Old NWE stock being converted. Accordingly, upon consummation of the Merger, Old NWE's stockholders immediately prior to the consummation of the Merger became stockholders of New NWE. The stockholders of Old NWE will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in the Merger. Following the completion of the holding company reorganization, New NWE expects its business to be conducted through Old NWE and NPS and does not expect to have substantial assets or liabilities, other than through its investments in Old NWE and NPS.

As a result of the Merger, New NWE became the successor issuer to Old NWE pursuant to 12g-3(a) of the Exchange Act and as a result the New NWE Common Stock is deemed registered under Section 12(b) of the Exchange Act. This Quarterly Report on Form 10-Q pertains to the business and results of operations of NorthWestern Corporation (Old NWE) for its quarter ended September 30, 2023, and all data, discussions or references to other periods prior to the effectiveness of the Merger pertain to Old NWE. At the effective time of the Merger, both Old NWE and New NWE were, and remain, public registrants and New NWE began to conduct its operations through Old NWE. As such, we have elected to co-file this Quarterly Report on Form 10-Q to ensure continuity of information to investors. For additional information on our holding company reorganization, please see the Old NWE Form 8-K filed on October 2, 2023 and the New NWE Form 8-K filed on October 2, 2023.

Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, "the Company", "we", "us" and "our" refer to NorthWestern Corporation (Old NWE) through September 30, 2023. Forward-looking references to dates and periods occurring on or after October 2, 2023 are references to NorthWestern Energy Group, Inc. (New NWE). References to "shares" and "shareholders" refer to shares and shareholders of Old NWE prior to the effective date of the Merger and of New NWE on or after the effective date of the Merger.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference in this Quarterly Report, relating to our current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, our examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•adverse determinations by regulators, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, could have a material effect on our liquidity, results of operations and financial condition;
•the impact of extraordinary external events and natural disasters, such as a wide-spread or global pandemic, geopolitical events, earthquake, flood, drought, lightning, weather, wind, and fire, could have a material effect on our liquidity, results of operations and financial condition;
•acts of terrorism, cybersecurity attacks, data security breaches, or other malicious acts that cause damage to our generation, transmission, or distribution facilities, information technology systems, or result in the release of confidential customer, employee, or Company information;
•supply chain constraints, recent high levels of inflation for product, services and labor costs, and their impact on capital expenditures, operating activities, and/or our ability to safely and reliably serve our customers;
•changes in availability of trade credit, creditworthiness of counterparties, usage, commodity prices, fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, may reduce revenues or may increase operating costs, each of which could adversely affect our liquidity and results of operations;
•unscheduled generation outages or forced reductions in output, maintenance or repairs, which may reduce revenues and increase operating costs or may require additional capital expenditures or other increased operating costs; and
•adverse changes in general economic and competitive conditions in the U.S. financial markets and in our service territories.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is part of the disclosure included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. We believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable. However, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our reports on Forms 10-K and 8-K, our other reports on Form 10-Q, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of assumptions, which turn out to be inaccurate, or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of any of our forward-looking statements in this Quarterly Report on Form 10-Q or other public communications as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (SEC) on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references through September 30, 2023 to "we," "us," "our," "NorthWestern Energy," and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries, and forward-looking references to dates and periods occurring on or after October 2, 2023 to “we,” “us,” “our,” “NorthWestern Energy Group,” “NorthWestern Energy,” and “NorthWestern” refer specifically to NorthWestern Energy Group, Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Electric	$280,030	$292,270	$804,604	$807,415
Gas	41,060	42,798	261,530	245,139
Total Revenues	321,090	335,068	1,066,134	1,052,554
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	88,943	108,920	322,013	338,994
Operating and maintenance	53,240	54,654	163,941	160,785
Administrative and general	29,355	28,146	94,058	87,010
Property and other taxes	41,763	46,466	131,043	140,209
Depreciation and depletion	52,159	48,588	157,787	145,705
Total Operating Expenses	265,460	286,774	868,842	872,703
Operating income	55,630	48,294	197,292	179,851
Interest expense, net	(28,725)	(25,332)	(85,144)	(73,081)
Other income, net	4,127	4,157	12,926	11,791
Income before income taxes	31,032	27,119	125,074	118,561
Income tax (expense) benefit	(1,697)	249	(14,085)	(2,297)
Net Income	$29,335	$27,368	$110,989	$116,264

Average Common Shares Outstanding	60,442	56,311	60,011	54,901
Basic Earnings per Average Common Share	$0.48	$0.48	$1.85	$2.12
Diluted Earnings per Average Common Share	$0.48	$0.47	$1.85	$2.09
Dividends Declared per Common Share	$0.64	$0.63	$1.92	$1.89

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$29,335	$27,368	$110,989	$116,264
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(7)	(4)	(10)	(5)
Postretirement medical liability adjustment	(168)	(158)	(502)	(474)
Reclassification of net losses on derivative instruments	113	113	339	339
Total Other Comprehensive Loss	(62)	(49)	(173)	(140)
Comprehensive Income	$29,273	$27,319	$110,816	$116,124

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$5,091	$8,489
Restricted cash	16,549	13,974
Accounts receivable, net	148,043	244,952
Inventories	119,080	107,359
Regulatory assets	41,940	136,009
Prepaid expenses and other	27,651	28,041
Total current assets	358,354	538,824
Property, plant, and equipment, net	5,932,179	5,657,480
Goodwill	357,586	357,586
Regulatory assets	731,373	716,570
Other noncurrent assets	50,007	47,323
Total Assets	$7,429,499	$7,317,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,275	$3,098
Current portion of long-term debt	99,900	144,525
Accounts payable	119,315	201,498
Accrued expenses and other	315,291	250,579
Regulatory liabilities	31,733	21,145
Total current liabilities	569,514	620,845
Long-term finance leases	6,327	8,799
Long-term debt	2,544,522	2,474,357
Deferred income taxes	551,221	538,983
Noncurrent regulatory liabilities	671,831	654,213
Other noncurrent liabilities	345,670	355,403
Total Liabilities	4,689,085	4,652,600
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,761,918 and 61,241,779 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	648	633
Treasury stock at cost	(98,122)	(98,392)
Paid-in capital	2,078,554	1,999,376
Retained earnings	767,355	771,414
Accumulated other comprehensive loss	(8,021)	(7,848)
Total Shareholders' Equity	2,740,414	2,665,183
Total Liabilities and Shareholders' Equity	$7,429,499	$7,317,783

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$110,989	$116,264
Items not affecting cash:
Depreciation and depletion	157,787	145,705
Amortization of debt issuance costs, discount and deferred hedge gain	3,997	4,044
Stock-based compensation costs	5,119	4,324
Equity portion of allowance for funds used during construction	(12,530)	(9,983)
(Gain) loss on disposition of assets	(27)	524
Deferred income taxes	(13,281)	(12,127)
Changes in current assets and liabilities:
Accounts receivable	96,910	49,522
Inventories	(11,721)	(48,639)
Other current assets	389	(5,139)
Accounts payable	(60,815)	36,064
Accrued expenses and other	65,058	67,636
Regulatory assets	94,069	(20,788)
Regulatory liabilities	10,588	(6,398)
Other noncurrent assets	1,981	8,968
Other noncurrent liabilities	(21,591)	(20,707)
Cash Provided by Operating Activities	426,922	309,270
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(407,170)	(386,339)
Investment in equity securities	(3,804)	(914)
Cash Used in Investing Activities	(410,974)	(387,253)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	73,613	179,903
Dividends on common stock	(115,048)	(102,980)
Issuance of long-term debt	300,000	—
Line of credit (repayments) borrowings, net	(273,000)	12,000
Other financing activities, net	(2,336)	(977)
Cash (Used in) Provided by Financing Activities	(16,771)	87,946
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(823)	9,963
Cash, Cash Equivalents, and Restricted Cash, beginning of period	22,463	18,762
Cash, Cash Equivalents, and Restricted Cash, end of period	$21,640	$28,725
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,204	$9,060
Interest	64,533	60,610
Significant non-cash transactions:
Capital expenditures included in accounts payable	43,389	26,184
Refinancing of Pollution Control Revenue Refunding Bonds	144,660	—
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2022	59,697	3,548	$597	$(98,765)	$1,820,531	$749,558	$(7,401)	$2,464,520

Net income	—	—	—	—	—	27,368	—	27,368
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	—	—	—	—	2,080	—	—	2,080
Issuance of shares	1,621	(7)	16	187	78,381	—	—	78,584
Dividends on common stock ($0.630 per share)	—	—	—	—	—	(35,174)	—	(35,174)
Balance at September 30, 2022	61,318	3,541	$613	$(98,578)	$1,900,992	$741,752	$(7,450)	$2,537,329

Balance at June 30, 2023	63,518	3,527	$635	$(98,302)	$2,015,367	$776,983	$(7,959)	$2,686,724

Net income	—	—	—	—	—	29,335	—	29,335
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(7)	(7)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(168)	(168)
Stock-based compensation	—	—	—	—	239	—	—	239
Issuance of shares	1,244	(7)	13	180	62,948	—	—	63,141
Dividends on common stock ($0.640 per share)	—	—	—	—	—	(38,963)	—	(38,963)
Balance at September 30, 2023	64,762	3,520	$648	$(98,122)	$2,078,554	$767,355	$(8,021)	$2,740,414

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2021	57,606	3,546	$576	$(98,248)	$1,716,227	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	116,264	—	116,264
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5)	(5)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(474)	(474)
Stock-based compensation	87	16	1	(911)	6,056	—	—	5,146
Issuance of shares	3,625	(21)	36	581	178,709	—	—	179,326
Dividends on common stock ($1.890 per share)	—	—	—	—	—	(102,980)	—	(102,980)
Balance at September 30, 2022	61,318	3,541	$613	$(98,578)	$1,900,992	$741,752	$(7,450)	$2,537,329

Balance at December 31, 2022	63,278	3,534	$633	$(98,392)	$1,999,376	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	110,989	—	110,989
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10)	(10)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(502)	(502)
Stock-based compensation	51	—	—	—	4,911	—	—	4,911
Issuance of shares	1,433	(14)	15	270	74,267	—	—	74,552
Dividends on common stock ($1.920 per share)	—	—	—	—	—	(115,048)	—	(115,048)
Balance at September 30, 2023	64,762	3,520	$648	$(98,122)	$2,078,554	$767,355	$(8,021)	$2,740,414

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in the NorthWestern Corporation Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 764,200 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2023 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. We recommend that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022.

Holding Company Reorganization

On October 2, 2023, NorthWestern Corporation and NorthWestern Energy Group completed the reorganization into a holding company structure. In this reorganization, shareholders of Northwestern Corporation (the predecessor publicly held parent company) became shareholders of Northwestern Energy Group, maintaining the same number of shares and ownership percentage as held in Northwestern Corporation immediately prior to the reorganization. Northwestern Corporation became a wholly-owned subsidiary of Northwestern Energy Group. The transaction was effected pursuant to a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the shareholders of the constituent corporation. Immediately after consummation of the reorganization, NorthWestern Energy Group had, on a consolidated basis, the same assets, businesses and operations as NorthWestern Corporation had immediately prior to the consummation of the reorganization. As a result of the reorganization, NorthWestern Energy Group became the successor issuer to NorthWestern Corporation pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, and as a result, NorthWestern Energy Group's common stock was deemed registered under Section 12(b) of the Securities Exchange Act of 1934. In the early part of 2024, we intend to complete the second and final phase of the holding company reorganization which will result in the South Dakota and Nebraska regulated utilities business becoming a separate direct subsidiary of NorthWestern Energy Group. This is planned to be accomplished through Northwestern Corporation contributing the assets and liabilities of its South Dakota and Nebraska regulated utilities to its direct subsidiary, Northwestern Energy Public Service Corporation (NPS), and then distributing its equity interest in NPS and certain other subsidiaries to Northwestern Energy Group, resulting in Northwestern Corporation owning and operating only the Montana regulated utility and NPS owning and operating the Nebraska and South Dakota utilities, each as a direct subsidiary of Northwestern Energy Group.

The accompanying consolidated financial statements represent the consolidated results of NorthWestern Corporation and all companies NorthWestern Corporation directly or indirectly controlled, either through majority ownership or otherwise as of September 30, 2023.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$5,091	$8,489	$9,069	$2,820
Restricted cash	16,549	13,974	19,656	15,942
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$21,640	$22,463	$28,725	$18,762
Goodwill

We completed our annual goodwill impairment test as of April 1, 2023. We evaluated qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it was more likely than not that the fair value of our reporting units was less than its carrying amount. Our evaluation of these factors concluded that it was not more likely than not that the fair value of our reporting units was less than its carrying amount and therefore no further testing was necessary.

(2) Regulatory Matters

Except as set forth below, the circumstances set forth in Note 3 - Regulatory Matters to the financial statements included in the NorthWestern Corporation Annual Report on the Form 10-K for the year ended December 31, 2022 appropriately represent, in all material respects, the current status of our regulatory matters.

Montana Rate Review

On August 8, 2022, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC) under Docket 2022.07.78 requesting an annual increase to electric and natural gas utility rates. On October 25, 2023, the MPSC held a work session and approved the settlement agreement filed April 3, 2023. We expect final rates, adjusting from interim to settled rates, to be effective November 1, 2023. The details of our settlement agreement are set forth below:

Returns, Capital Structure & Revenue Increase Resulting From Approved Settlement Agreement ($ in millions)
	Electric	Natural Gas
Return on Equity (ROE)	9.65%	9.55%
Equity Capital Structure	48.02%	48.02%

Base Rates	$67.4	$14.1
Power Cost & Credit Mechanism (PCCAM)(1)	$69.7	n/a
Property Tax (tracker base adjustment)(1)	$14.5	$4.2
Total Revenue Increase Through Approved Settlement Agreement	$151.6	$18.3
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

The approved settlement includes, among other things, agreement on electric and natural gas base revenue increases, allocated cost of service, rate design, updates to the base amount of revenues associated with property taxes and electric supply costs, and regulatory policy issues related to requested changes in regulatory mechanisms.

The approved settlement agreement provides for an update to the PCCAM by adjusting the base costs from $138.7 million to $208.4 million and providing for more timely quarterly recovery of deferred balances instead of annual recovery. It also addresses the potential for future recovery of certain operating costs associated with the Yellowstone County Generating Station and provides for the deferral of incremental operating costs related to our Enhanced Wildfire Mitigation Plan. The settling parties agreed to terminate the pilot decoupling program (Fixed Cost Recovery Mechanism) and that the proposed business technology rider will not be implemented.

South Dakota Electric Rate Review

On June 15, 2023, we filed a South Dakota electric rate review filing (2022 test year) under Docket EL23-016 for an annual increase to electric rates totaling approximately $30.9 million. Our request was based on a ROE of 10.7 percent, a capital structure including 50.5 percent equity, and rate base of $787.3 million.

(3) Income Taxes

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2023		2022
Income before income taxes	$31,032		$27,119

Income tax calculated at federal statutory rate	6,516	21.0%	5,697	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	121	0.4	145	0.5
Flow-through repairs deductions	(4,189)	(13.5)	(3,374)	(12.4)
Production tax credits	(1,261)	(4.1)	(1,668)	(6.2)
Amortization of excess deferred income tax	(323)	(1.0)	(246)	(0.9)
Income tax return to accrual adjustment	411	1.3	(926)	(3.4)
Plant and depreciation flow-through items	358	1.2	266	1.0
Other, net	64	0.2	(143)	(0.5)
	(4,819)	(15.5)	(5,946)	(21.9)

Income tax expense (benefit)	$1,697	5.5%	$(249)	(0.9)%

	Nine Months Ended September 30,
	2023		2022
Income before income taxes	$125,074		$118,561

Income tax calculated at federal statutory rate	26,265	21.0%	24,897	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	1,353	1.1	976	0.8
Flow-through repairs deductions	(11,742)	(9.4)	(13,488)	(11.4)
Production tax credits	(5,607)	(4.5)	(8,050)	(6.8)
Amortization of excess deferred income tax	(1,355)	(1.1)	(819)	(0.7)
Reduction to previously claimed alternative minimum tax credit	3,186	2.5	—	—
Plant and depreciation flow through items	1,247	1.0	409	0.3
Income tax return to accrual adjustment	411	0.3	(926)	(0.8)
Share-based compensation	388	0.3	(253)	(0.2)
Other, net	(61)	0.1	(449)	(0.3)
	(12,180)	(9.7)	(22,600)	(19.1)

Income tax expense	$14,085	11.3%	$2,297	1.9%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $29.1 million as of September 30, 2023, including approximately $27.8 million that, if recognized, would impact our effective tax rate.

On April 14, 2023, the Internal Revenue Service (IRS) issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. We are currently evaluating the safe harbor and, if adopted, would decrease our total unrecognized tax benefits by $0.5 million and recognize an income tax benefit of approximately $3.2 million for previously unrecognized tax benefits in the fourth quarter of 2023. Inclusive of the safe harbor impacts, we anticipate that by the end of 2024, total unrecognized tax benefits will decrease by approximately $17.4 million and that we will recognize an income tax benefit of approximately $20.1 million.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2023, we have accrued $2.4 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2022, we had accrued $1.4 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2019 and forward remain subject to examination by the IRS and state taxing authorities. During the first quarter of 2023 the IRS commenced and concluded a limited scope examination of our 2019 amended federal income tax return. This examination resulted in a reduction to our previously claimed alternative minimum tax credit refund that is reflected in the table above.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2023			September 30, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(7)	$—	$(7)	$(4)	$—	$(4)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	44	(168)	(212)	54	(158)
Other comprehensive (loss) income	$(66)	$4	$(62)	$(63)	$14	$(49)

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(10)	$—	$(10)	$(5)	$—	$(5)
Reclassification of net income on derivative instruments	459	(120)	339	459	(120)	339
Postretirement medical liability adjustment	(636)	134	(502)	(636)	162	(474)
Other comprehensive (loss) income	$(187)	$14	$(173)	$(182)	$42	$(140)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2023	December 31, 2022
Foreign currency translation	$1,425	$1,435
Derivative instruments designated as cash flow hedges	(9,486)	(9,825)
Postretirement medical plans	40	542
Accumulated other comprehensive loss	$(8,021)	$(7,848)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,599)	$208	$1,432	$(7,959)
Other comprehensive loss before reclassifications		—	—	(7)	(7)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(168)	—	(168)
Net current-period other comprehensive income (loss)		113	(168)	(7)	(62)
Ending balance		$(9,486)	$40	$1,425	$(8,021)

		Three Months Ended
		September 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,051)	$1,208	$1,442	$(7,401)
Other comprehensive loss before reclassifications		—	—	(4)	(4)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	(4)	(49)
Ending balance		$(9,938)	$1,050	$1,438	$(7,450)

		Nine Months Ended
		September 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	(10)	(10)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Amounts reclassified from AOCL		—	(502)	—	(502)
Net current-period other comprehensive income (loss)		339	(502)	(10)	(173)
Ending balance		$(9,486)	$40	$1,425	$(8,021)

		Nine Months Ended
		September 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,277)	$1,524	$1,443	$(7,310)
Other comprehensive loss before reclassifications		—	—	(5)	(5)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Amounts reclassified from AOCL		—	(474)	—	(474)
Net current-period other comprehensive income (loss)		339	(474)	(5)	(140)
Ending balance		$(9,938)	$1,050	$1,438	$(7,450)

(5) Financing Activities

On March 30, 2023, we issued and sold $239.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On this same day, we issued and sold $31.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On May 1, 2023, we issued and sold an additional $30.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.42 percent maturing on May 1, 2033. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

Pursuant to the NorthWestern Corporation Equity Distribution Agreement we have offered and sold shares of our common stock through an At-the-Market (ATM) offering program. During the three months ended September 30, 2023, we issued 1,244,056 shares of common stock under the ATM program at an average price of $51.14 per share, for net proceeds of $62.8 million which is net of sales commissions and other fees paid of approximately $0.8 million. During the nine months ended September 30, 2023, we issued 1,432,738 shares of common stock under the ATM program at an average price of $52.02 per share, for net proceeds of $73.6 million which is net of sales commissions and other fees paid of approximately $0.9 million. As of September 30, 2023, we have completed the ATM offering program under this Equity Distribution Agreement.

On June 29, 2023, the City of Forsyth, Rosebud County, Montana issued $144.7 million principal amount of Pollution Control Revenue Refunding Bonds (2023 Pollution Control Bonds) on our behalf. The 2023 Pollution Control Bonds were issued at a fixed interest rate of 3.88 percent maturing on July 1, 2028. The proceeds of the issuance were loaned to us pursuant to a Loan Agreement and were deposited directly with U.S. Bank Trust Company, National Association, as trustee, for the redemption of the 2.00 percent, $144.7 million City of Forsyth Pollution Control Revenue Refunding Bonds due on August 1, 2023 that had previously been issued on our behalf. Pursuant to the Loan Agreement, we are obligated to make payments in such amounts and at such times as will be sufficient to pay, when due, the principal and interest on the 2023 Pollution Control Bonds. Our obligations under the Loan Agreement are secured by delivery of a like amount of our Montana First Mortgage Bonds, which are secured by our Montana electric and natural gas assets. So long as we are making payments under the Loan Agreement, no payments under these mortgage bonds will be due. The 2023 Pollution Control Bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

(6) Segment Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other, which primarily consists of unallocated corporate costs and unregulated activity.

We evaluate the performance of these segments based on utility margin. The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by us for internal reporting purposes and involves estimates and assumptions.

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$280,030	$41,060	$—	$—	$321,090
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	77,995	10,948	—	—	88,943
Utility margin	202,035	30,112	—	—	232,147
Operating and maintenance	39,990	13,250	—	—	53,240
Administrative and general	20,682	8,249	424	—	29,355
Property and other taxes	33,740	9,574	(1,551)	—	41,763
Depreciation and depletion	43,230	8,929	—	—	52,159
Operating income (loss)	64,393	(9,890)	1,127	—	55,630
Interest expense, net	(21,300)	(4,426)	(2,999)	—	(28,725)
Other income (expense), net	3,380	1,328	(581)	—	4,127
Income tax (expense) benefit	(3,223)	(41)	1,567	—	(1,697)
Net income (loss)	$43,250	$(13,029)	$(886)	$—	$29,335
Total assets	$5,963,950	$1,454,445	$11,104	$—	$7,429,499
Capital expenditures	$110,804	$46,359	$—	$—	$157,163

Three Months Ended
September 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$292,270	$42,798	$—	$—	$335,068
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	95,553	13,367	—	—	108,920
Utility margin	196,717	29,431	—	—	226,148
Operating and maintenance	40,914	13,740	—	—	54,654
Administrative and general	20,739	7,934	(527)	—	28,146
Property and other taxes	36,353	10,110	3	—	46,466
Depreciation and depletion	40,647	7,941	—	—	48,588
Operating income	58,064	(10,294)	524	—	48,294
Interest expense, net	(18,225)	(3,238)	(3,869)	—	(25,332)
Other income (expense), net	2,944	1,727	(514)	—	4,157
Income tax (expense) benefit	(1,006)	1,119	136	—	249
Net income (loss)	$41,777	$(10,686)	$(3,723)	$—	$27,368
Total assets	$5,741,879	$1,365,896	$6,438	$—	$7,114,213
Capital expenditures	$122,522	$29,379	$—	$—	$151,901

Nine Months Ended
September 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$804,604	$261,530	$—	$—	$1,066,134
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	198,492	123,521	—	—	322,013
Utility margin	606,112	138,009	—	—	744,121
Operating and maintenance	123,771	40,170	—	—	163,941
Administrative and general	67,285	26,336	437	—	94,058
Property and other taxes	103,013	29,576	(1,546)	—	131,043
Depreciation and depletion	130,447	27,340	—	—	157,787
Operating income	181,596	14,587	1,109	—	197,292
Interest expense, net	(61,584)	(12,167)	(11,393)	—	(85,144)
Other income (expense), net	9,700	3,887	(661)	—	12,926
Income tax expense	(13,366)	(180)	(539)	—	(14,085)
Net income (loss)	$116,346	$6,127	$(11,484)	$—	$110,989
Total assets	$5,963,950	$1,454,445	$11,104	$—	$7,429,499
Capital expenditures	$326,313	$94,212	$—	$—	$420,525

Nine Months Ended
September 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$807,415	$245,139	$—	$—	$1,052,554
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	230,872	108,122	—	—	338,994
Utility margin	576,543	137,017	—	—	713,560
Operating and maintenance	121,237	39,548	—	—	160,785
Administrative and general	63,591	23,757	(338)	—	87,010
Property and other taxes	109,204	30,998	7	—	140,209
Depreciation and depletion	121,256	24,449	—	—	145,705
Operating income	161,255	18,265	331	—	179,851
Interest expense, net	(56,031)	(9,951)	(7,099)	—	(73,081)
Other income (expense), net	7,245	4,669	(123)	—	11,791
Income tax (expense) benefit	(2,790)	(1,263)	1,756	—	(2,297)
Net income (loss)	$109,679	$11,720	$(5,135)	$—	$116,264
Total assets	$5,741,879	$1,365,896	$6,438	$—	$7,114,213
Capital expenditures	$312,804	$73,535	$—	$—	$386,339

(7)  Revenue from Contracts with Customers

Nature of Goods and Services

We provide retail electric and natural gas services to three primary customer classes. Our largest customer class consists of residential customers, which includes single private dwellings and individual apartments. Our commercial customers consist primarily of main street businesses, and our industrial customers consist primarily of manufacturing and processing businesses that turn raw materials into products.

Electric Segment - Our regulated electric utility business primarily provides generation, transmission, and distribution services to customers in our Montana and South Dakota jurisdictions. We recognize revenue when electricity is delivered to the customer. Payments on our tariff-based sales are generally due 20-30 days after the billing date.

Natural Gas Segment - Our regulated natural gas utility business primarily provides production, storage, transmission, and distribution services to customers in our Montana, South Dakota, and Nebraska jurisdictions. We recognize revenue when natural gas is delivered to the customer. Payments on our tariff-based sales are generally due 20-30 days after the billing date.

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2023			September 30, 2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$96.8	$9.6	$106.4	$85.2	$10.8	$96.0
South Dakota	18.0	2.0	20.0	19.0	2.4	21.4
Nebraska	—	2.2	2.2	—	3.2	3.2
Residential	114.8	13.8	128.6	104.2	16.4	120.6
Montana	110.1	6.1	116.2	92.6	7.1	99.7
South Dakota	27.5	1.5	29.0	29.1	2.1	31.2
Nebraska	—	1.3	1.3	—	2.3	2.3
Commercial	137.6	8.9	146.5	121.7	11.5	133.2
Industrial	11.4	0.1	11.5	9.7	0.1	9.8
Lighting, governmental, irrigation, and interdepartmental	13.2	0.2	13.4	12.6	0.2	12.8
Total Customer Revenues	277.0	23.0	300.0	248.2	28.2	276.4
Other tariff and contract based revenues	22.1	10.2	32.3	22.3	8.6	30.9
Total Revenue from Contracts with Customers	299.1	33.2	332.3	270.5	36.8	307.3
Regulatory amortization and other	(19.1)	7.9	(11.2)	21.8	6.0	27.8
Total Revenues	$280.0	$41.1	$321.1	$292.3	$42.8	$335.1

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$306.1	$94.1	$400.2	$252.9	$91.7	$344.6
South Dakota	53.4	30.3	83.7	55.0	31.7	86.7
Nebraska	—	30.2	30.2	—	26.0	26.0
Residential	359.5	154.6	514.1	307.9	149.4	457.3
Montana	324.6	52.4	377.0	263.4	48.9	312.3
South Dakota	77.8	21.3	99.1	83.2	23.0	106.2
Nebraska	—	19.1	19.1	—	16.0	16.0
Commercial	402.4	92.8	495.2	346.6	87.9	434.5
Industrial	34.0	1.0	35.0	28.4	0.9	29.3
Lighting, governmental, irrigation, and interdepartmental	27.2	1.3	28.5	25.4	1.4	26.8
Total Customer Revenues	823.1	249.7	1,072.8	708.3	239.6	947.9
Other tariff and contract based revenues	63.5	33.1	96.6	64.0	27.8	91.8
Total Revenue from Contracts with Customers	886.6	282.8	1,169.4	772.3	267.4	1,039.7
Regulatory amortization and other	(82.0)	(21.3)	(103.3)	35.1	(22.2)	12.9
Total Revenues	$804.6	$261.5	$1,066.1	$807.4	$245.2	$1,052.6

(8) Earnings Per Share

Basic earnings per share are computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of common stock equivalent shares that could occur if unvested shares were to vest. Common stock equivalent shares are calculated using the treasury stock method, as applicable. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted stock and performance share awards and forward equity sale. Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
Basic computation	60,442,164	56,310,526
Dilutive effect of:
Performance share awards(1)	35,533	14,306
Forward equity sale(2)	—	312,572
Diluted computation	60,477,697	56,637,404

	Nine Months Ended
	September 30, 2023	September 30, 2022
Basic computation	60,010,609	54,901,161
Dilutive effect of:
Performance share awards(1)	31,311	20,150
Forward equity sale(2)	—	619,361
Diluted computation	60,041,920	55,540,672

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
(2) Forward equity shares are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the forward sale agreement.

As of September 30, 2023, there were 32,649 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 51,829 shares as of September 30, 2022.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,459	$2,555	$84	$88
Interest cost	6,524	4,697	168	90
Expected return on plan assets	(6,679)	(6,043)	(274)	(262)
Amortization of prior service credit	—	—	29	(472)
Recognized actuarial (gain) loss	68	96	18	(13)
Net periodic benefit cost (credit)	$1,372	$1,305	$25	$(569)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of Net Periodic Benefit Cost (Credit)
Service cost	$4,375	$7,667	$250	$263
Interest cost	19,571	14,090	505	269
Expected return on plan assets	(20,036)	(18,129)	(822)	(785)
Amortization of prior service credit	—	—	87	(1,418)
Recognized actuarial loss (gain)	205	287	54	(37)
Net periodic benefit cost (credit)	$4,115	$3,915	$74	$(1,708)

We contributed $8.2 million to our pension plans during the nine months ended September 30, 2023. We expect to contribute an additional $3.0 million to our pension plans during the remainder of 2023.

(10) Commitments and Contingencies

Except as set forth below and in Note 2 - Regulatory Matters above, the circumstances set forth in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022 appropriately represent, in all material respects, the current status of our material commitments and contingent liabilities.

ENVIRONMENTAL LIABILITIES AND REGULATION
Environmental Matters

The operation of electric generating, transmission and distribution facilities, and gas gathering, storage, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, protection of natural resources, avian and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are implemented, our policy is to assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $20.4 million to $31.5 million. As of September 30, 2023, we had a reserve of approximately $25.2 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) including, most significantly, carbon dioxide (CO2) and methane emissions from natural gas. These actions include legislative proposals, Executive, Congressional and Environmental Protection Agency (EPA) actions at the federal level, state level activity, investor activism and private party litigation relating to emissions. Coal-fired plants have come under particular scrutiny due to their level of emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

Proposed EPA Rules - Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. Section 111(d) of the Clean Air Act (CAA) confers authority on EPA and the states to regulate emissions, including GHGs, from existing stationary sources. In May 2023, EPA proposed new GHG emissions standards for coal and natural gas-fired plants. In particular, the proposed rules would (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam generating electric generating units (including coal, oil and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). In addition, in April 2023, EPA proposed to amend the Mercury Air Toxics Standard (MATS). Among other things, MATS currently sets stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. We are in compliance with existing MATS requirements. The proposed amendment of the MATS would strengthen the MATS requirements, and if adopted as written, both the GHG and MATS proposed rules could have a material negative impact on our coal-fired plants, including requiring potentially expensive upgrades or the early retirement of Colstrip Unit's 3 and 4 due to the rules making the facility uneconomic.

Previous efforts by the EPA were met with extensive litigation and we anticipate a similar response if the proposed rules are adopted. As MATS and GHG regulations are implemented, it could result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any MATS or GHG regulations that, in our view, disproportionately impact customers in our region.
Future additional environmental requirements - federal or state - could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions or hazardous air pollutants may not be available within a timeframe consistent with the implementation of any such requirements.

LEGAL PROCEEDINGS

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana (State) filed a complaint on remand (the State’s Complaint) with the Montana First Judicial District Court (State District Court), naming us, along with Talen Montana, LLC (Talen) as defendants. The State claimed it owns the riverbeds underlying 10 of our, and formerly Talen’s, hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan, and Morony facilities on the Missouri and Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

The litigation has a long prior history in state and federal court, including before the United States Supreme Court, as detailed in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). On August 1, 2018, the Federal District Court granted our and Talen’s motions to dismiss the State’s Complaint as it pertains to the navigability of the riverbeds associated with four of our hydroelectric facilities near Great Falls. A bench trial before the Federal District Court commenced January 4, 2022, and concluded on January 18, 2022, which addressed the issue of navigability concerning our other six facilities. On August 25, 2023, the Federal District Court issued its Findings of Fact, Conclusions of Law and Order (the "Order"), which found all but one of the segments of the riverbeds in dispute not navigable, and thus not owned by the State of Montana. The one segment found navigable, and thus owned by the State, was the segment on which the Black Eagle development was located. The State has filed a motion to pursue an interlocutory appeal of the Order. Damages were bifurcated by agreement and will be tried separately for the Black Eagle segment, and any other segments navigable should an appeal be granted and other segments found navigable.

We dispute the State’s claims and intend to continue to vigorously defend the lawsuit. If the Federal District Court calculates damages as the State District Court did in 2008, we do not anticipate the resulting annual rent for the Black Eagle segment would have a material impact to our financial position or results of operations. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

Colstrip Arbitration

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. The six owners of Colstrip Units 3 and 4 currently share the operating costs pursuant to the terms of an Ownership and Operation Agreement (O&O Agreement). However, several of the owners are mandated by Washington and Oregon law to eliminate coal-fired resources in 2025 and 2029, respectively.

As a result of the mandate, the owners have disagreed on various operational funding decisions, including whether closure requires each owner’s consent under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), to resolve the issues of whether closure requires each owner's consent and to clarify each owner's obligations to continue to fund operations until all joint owners agree on closure. The owners previously initiated efforts to identify arbitrators and have agreed to stay the Arbitration through January 12, 2024, while they explore a potential resolution to their disagreements.

Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. Talen is one of the co-owners of Colstrip Unit 3, and the operator of Units 3 and 4. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with Colstrip. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs. It also added NorthWestern, the other owners of Colstrip, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties.

Since this lawsuit remains in its discovery stages, we are unable to predict outcomes or estimate a range of reasonably possible losses.

BNSF Demands for Indemnity and Remediation Costs

NorthWestern has received a demand for indemnity from BNSF Railway Company (BNSF) for past and future environmental investigation and remediation costs incurred by BNSF at one of the three operable units at the Anaconda Copper Mining (ACM) Smelter and Refinery Superfund Site, located near Great Falls, Montana. Smelter and refining operations at the site commenced in 1893 and continued until 1980.

According to EPA, the smelter and refining operations have contaminated soil, groundwater and surface water resources around the site with lead, arsenic and other metal wastes. ARCO (Atlantic Richfield Company) initiated reclamation and maintenance activities in the 1980s and 1990s. Between 2002 and 2008, the EPA conducted several site investigations. In March 2011, the EPA placed the ACM Smelter and Refinery Site on the Superfund program’s National Priority List. The Superfund Site is 427 acres and contains three operable units: Operable Unit 1 (consisting of five subsections including the Railroad Corridor and four other “areas of interest”), Operable Unit 2 (the former smelter and refinery site), and Operable Unit 3 (the Missouri River that flows along the south sides of Operable Units 1 and 2).

NorthWestern owns property in the Railroad Corridor sub-section of Operable Unit 1. BNSF claims it is entitled to indemnity and contribution from NorthWestern for the costs it has and will incur to investigate and remediate contamination in Operable Unit 1. BNSF reports it has incurred in excess of $4.4 million, pending final resolution, of response and oversight costs incurred by government agencies (EPA and Montana DEQ), in investigative and other response costs associated with Operable Unit 1, and that in the future it will incur additional costs to implement the final remedy for Operable Unit 1. In the Record of Decision (ROD) for Operable Unit 1 issued on August 21, 2021, the EPA estimated the costs to implement the selected remedies for the Railroad Corridor will be approximately $4.1 million. In the ROD, the EPA also estimated the costs to implement the selected remedy (including institutional controls) for the four “areas of interest” in Operable Unit 1 would be approximately $1.8 million, with annual operating costs of ten thousand dollars. We are evaluating BNSF’s claim and are unable at this time to predict outcomes or estimate a range of reasonably possible losses.

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center (MEIC) and the Sierra Club filed a lawsuit in Montana State District Court, against the Montana Department of Environmental Quality (MDEQ) and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the Yellowstone County Generating Station's air quality construction permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our notice of appeal with the Montana Supreme Court. We recommenced construction in June 2023 and expect the plant to be operational by the end of the third quarter 2024.

On May 10, 2023, Montana House Bill 971 was signed into law, preventing the MDEQ from, except under certain exceptions, evaluating greenhouse gas emissions and corresponding impacts to the climate in environmental reviews of large projects such as coal mines and power plants. On June 1, 2023, the MDEQ issued its supplemental environmental assessment that contained the updated exterior lighting analysis, and the MDEQ indicated that no other analysis was necessary. The comment period concerning the MDEQ’s supplemental air quality permit ended on July 3, 2023. On August 4, 2023, the Montana First Judicial District Court in Held v. State of Montana, issued its order finding House Bill 971 unconstitutional. The Held case has delayed MDEQ's issuance of an updated air quality permit. The lawsuit challenging the Yellowstone County Generating Station air quality permit, as well as additional related legal challenges and construction challenges, could delay the project timing and increase costs.

Other Legal Proceedings

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Utility Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Utility Margin as Operating Revenues less fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion) as presented in our Condensed Consolidated Statements of Income. This measure differs from the GAAP definition of Gross Margin due to the exclusion of Operating and maintenance, Property and other taxes, and Depreciation and depletion expenses, which are presented separately in our Condensed Consolidated Statements of Income. The following discussion includes a reconciliation of Utility Margin to Gross Margin, the most directly comparable GAAP measure.

We believe that Utility Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers. In addition, Utility Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow for recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Utility Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 764,200 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022.

We work to deliver safe, reliable, and innovative energy solutions that create value for customers, communities, employees, and investors. We do this by providing low-cost and reliable service performed by highly-adaptable and skilled employees. We are focused on delivering long-term shareholder value through:

•Infrastructure investment focused on a stronger and smarter grid to improve the customer experience, while enhancing grid reliability and safety. This includes automation in customer meters, distribution and substations that enables the use of proven new technologies.

•Investing in and integrating supply resources that balance reliability, cost, capacity, and sustainability considerations with more predictable long-term commodity prices.

•Continually improving our operating efficiency. Financial discipline is essential to earning our authorized return on invested capital and maintaining a strong balance sheet, stable cash flows, and quality credit ratings to continue to attract cost-effective capital for future investment.

We expect to pursue these investment opportunities and manage our business in a manner that allows us to be flexible in adjusting to changing economic conditions by adjusting the timing and scale of the projects.

We are committed to providing customers with reliable and affordable electric and natural gas services while also being good stewards of the environment. Towards this end, in 2022 we expanded and outlined our efforts towards a carbon-free future through our goal to achieve net zero carbon emissions by 2050.

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2023 and 2022.

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2022 RESULTS

	Three Months Ended September 30, 2023 vs. 2022
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Third Quarter, 2022	$27.1	$0.3	$27.4
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Montana interim rates	7.8	(2.0)	5.8
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	4.0	(1.0)	3.0
Montana property tax tracker collections	1.3	(0.3)	1.0
Higher natural gas retail volumes	0.6	(0.2)	0.4
Higher natural gas transportation	0.3	(0.1)	0.2
Lower electric retail volumes	(4.3)	1.1	(3.2)
Lower electric transmission revenue	(0.5)	0.1	(0.4)
Other	(0.7)	0.2	(0.5)

Variance in expense items(2) impacting net income:
Higher depreciation expense	(3.6)	0.9	(2.7)
Higher interest expense	(3.4)	0.9	(2.5)
Higher operating, maintenance, and administrative expenses	(1.3)	0.3	(1.0)
Income tax return to accrual adjustment	—	(1.3)	(1.3)
Lower other state and local tax expense	1.6	(0.4)	1.2
Other	2.1	(0.2)	1.9
Third Quarter, 2023	$31.0	$(1.7)	$29.3
Change in Net Income			$1.9
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense

Consolidated net income for the three months ended September 30, 2023 was $29.3 million as compared with $27.4 million for the same period in 2022. This increase was primarily due to higher interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, higher natural gas retail volumes, and lower other state and local tax expenses, partly offset by lower electric retail volumes, lower transmission revenues, higher depreciation and depletion expense, higher operating, maintenance, and administrative expenses, higher interest expense, and higher income tax expense.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Corporation Annual Report on the Form 10-K for the year ended December 31, 2022 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Regulatory Update

Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service.

Montana Rate Review Filing – On August 8, 2022, we filed a Montana electric and natural gas rate review with the MPSC under Docket 2022.07.78 requesting an annual increase to electric and natural gas utility rates. On September 28, 2022, the

MPSC granted interim rates, effective October 1, 2022. On October 25, 2023, the MPSC held a work session and approved the settlement agreement filed April 3, 2023. We expect final rates, adjusting from interim to settled rates, to be effective November 1, 2023. Our 2023 earnings through September 30, 2023, reflect revenues from interim rates. Based on the draft order, we do not expect a refund for interim rate revenues collected since their effective date nor a true-up for interim to final rates for the period from October 1, 2022, to October 31, 2023. The details of our interim rates granted and the approved settlement agreement are set forth below:

Interim Revenue Increase Granted (in millions)
	Electric	Natural Gas
Base Rates	$29.4	$1.7
PCCAM(1)	$61.1	n/a
Property Tax (tracker base adjustment)(1)(2)	$10.8	$2.9
Total Interim Revenue Granted	$101.3	$4.6

Returns, Capital Structure & Revenue Increase Resulting From Approved Settlement Agreement ($ in millions)
	Electric	Natural Gas
Return on Equity (ROE)	9.65%	9.55%
Equity Capital Structure	48.02%	48.02%

Base Rates	$67.4	$14.1
PCCAM(1)	$69.7	n/a
Property Tax (tracker base adjustment)(1)	$14.5	$4.2
Total Revenue Increase Through Approved Settlement Agreement	$151.6	$18.3
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) Our requested interim property tax base increases went into effect on January 1, 2023, as part of our 2023 property tax tracker filing.

The approved settlement includes, among other things, agreement on electric and natural gas base revenue increases, allocated cost of service, rate design, updates to the base amount of revenues associated with property taxes and electric supply costs, and regulatory policy issues related to requested changes in regulatory mechanisms.

The approved settlement agreement provides for an update to the PCCAM by adjusting the base costs from $138.7 million to $208.4 million and providing for more timely quarterly recovery of deferred balances instead of annual recovery. It also addresses the potential for future recovery of certain operating costs associated with the Yellowstone County Generating Station and provides for the deferral of incremental operating costs related to our Enhanced Wildfire Mitigation Plan. The settling parties agreed to terminate the pilot decoupling program (Fixed Cost Recovery Mechanism) and that the proposed business technology rider will not be implemented.

South Dakota Electric Rate Review Filing – On June 15, 2023, we filed a South Dakota electric rate review filing (2022 test year) under Docket EL23-016 for an annual increase to electric rates totaling approximately $30.9 million. Our request was based on a ROE of 10.7%, a capital structure including 50.5% equity, and rate base of $787.3 million.

Holding Company Reorganization – On October 2, 2023, NorthWestern Corporation and NorthWestern Energy Group completed the reorganization into a holding company structure. In this reorganization, shareholders of Northwestern Corporation (the predecessor publicly held parent company) became shareholders of Northwestern Energy Group, maintaining the same number of shares and ownership percentage as held in Northwestern Corporation immediately prior to the reorganization. Northwestern Corporation became a wholly-owned subsidiary of Northwestern Energy Group. The transaction was effected pursuant to a merger pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the shareholders of the constituent corporation. Immediately after consummation of the reorganization, NorthWestern Energy Group had, on a consolidated basis, the same assets, businesses and operations as NorthWestern Corporation had immediately prior to the consummation of the reorganization. As a result of the reorganization, NorthWestern Energy Group became the successor issuer to NorthWestern Corporation pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, and as a result, NorthWestern Energy Group's common stock was deemed registered under Section 12(b) of the Securities Exchange Act of 1934. In the early part of 2024, we intend to complete the second and final phase of the holding company reorganization which will result in the South Dakota and Nebraska regulated utilities business becoming a separate direct subsidiary of NorthWestern Energy Group. This is planned to be accomplished through Northwestern Corporation contributing the assets and liabilities of its South Dakota and Nebraska regulated utilities to its direct subsidiary, Northwestern Energy Public Service Corporation (NPS), and then distributing its equity interest in NPS and certain other subsidiaries to Northwestern Energy Group, resulting in Northwestern Corporation owning and operating only the Montana regulated utility and NPS owning and operating the Nebraska and South Dakota utilities, each as a direct subsidiary of Northwestern Energy Group.

Power Costs and Credits Adjustment Mechanism - The MPSC's September 2022 decision approving interim rates included a $61.1 million increase to the PCCAM Base, from $138.7 million to $199.8 million, effective October 1, 2022. We have under-collected our total Montana electric supply costs for the July 2022 through June 2023 PCCAM year by approximately $19.5 million. As of September 30, 2023, we have under-collected our total Montana electric supply costs for the July 2023 through June 2024 PCCAM year by approximately $0.3 million.

Under the PCCAM, net costs higher or lower than the PCCAM Base (excluding qualifying facility costs) are allocated 90% to Montana customers and 10% to shareholders. For the three and nine months ended September 30, 2023, we over collected supply costs of $1.0 million and $23.5 million, respectively, resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $0.1 million and $2.6 million, respectively (10% of the PCCAM Base cost variance). For the three and nine months ended September 30, 2022, we under collected costs of $35.4 million and $50.0 million, respectively, resulting in an increase to the under collection of costs, and recorded a reduction in pre-tax earnings of $3.9 million and $5.6 million, respectively.

As discussed above, the approved Montana rate review settlement provides for an update to the PCCAM by adjusting the base costs from $138.7 million to $208.4 million and providing for more timely quarterly recovery of deferred balances instead of annual recovery. The updated $208.4 million PCCAM Base is retroactive to an effective date of July 1, 2022.
Our electric supply from owned and long-term contracted resources is not adequate to meet our peak-demand needs. Because of this, the volatility of market prices for energy on peak-demand days, even if only for a few days in duration, exposes us to potentially significant market purchases that could negatively impact our results of operations and cash flows. See the Electric Resource Planning - Montana section below for how we are working to address this market exposure.

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - As previously reported, in October 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State District Court, against the MDEQ and us, alleging that the environmental analysis conducted prior to issuance of the Yellowstone County Generating Station's air quality permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding the MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our notice of appeal with the Montana Supreme Court. We recommenced construction in June 2023 and expect the plant to be operational by the end of the third quarter 2024.

On May 10, 2023, Montana House Bill 971 was signed into law, preventing the MDEQ from, except under certain exceptions, evaluating greenhouse gas emissions and corresponding impacts to the climate in environmental reviews of large projects such as coal mines and power plants. On June 1, 2023, the MDEQ issued its supplemental environmental assessment that contained the updated exterior lighting analysis, and the MDEQ indicated that no other analysis was necessary. The comment period concerning the MDEQ’s supplemental air quality permit ended on July 3, 2023. On August 4, 2023, the Montana First Judicial District Court in Held v. State of Montana issued its order finding House Bill 971 unconstitutional. The Held case has delayed MDEQ's issuance of an updated air quality permit. The lawsuit challenging the Yellowstone County Generating Station air quality permit, as well as additional related legal challenges and construction challenges, could delay the project timing and increase costs. Total costs of approximately $217.5 million have been incurred, with expected total costs of approximately $275.0 million.

Future Integrated Resource Planning - Resource adequacy in the Western third of the U.S. has been declining with the retirement of thermal power plants. Our owned and long-term contracted resources are inadequate to supply the necessary capacity we require to meet our peak-demand loads, which exposes us to large quantities of market purchases at typically high and volatile energy prices. To comply with regulatory resource planning requirements, we submitted an integrated resource plan to the MPSC on April 28, 2023.

We remain concerned regarding an overall lack of capacity in the West and our owned and long-term contracted capacity deficit to meet peak-demand loads. The construction of the Yellowstone County Generating Station and acquisition of Avista's Colstrip Units 3 and 4 interests are expected to reduce our exposure to market purchases.

Proposed EPA Rules

In May 2023, the EPA proposed new GHG emissions standards for coal and natural gas-fired plants. In particular, the proposed rules would (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam generating electric generating units (including coal, oil and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). In addition, in April 2023, EPA proposed to amend the MATS. Among other things, MATS currently sets stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. We are in compliance with existing MATS requirements. The proposed amendment of the MATS would strengthen the MATS requirements, and if adopted as written, both the GHG and MATS proposed rules could have a material negative impact on our coal-fired plants, including requiring potentially expensive upgrades or the early retirement of Colstrip Unit's 3 and 4 due to the rules making the facility uneconomic.

Previous efforts by the EPA were met with extensive litigation and we anticipate a similar response if the proposed rules are adopted. As MATS and GHG regulations are implemented, it could result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any MATS or GHG regulations that, in our view, disproportionately impact customers in our region.

RESULTS OF OPERATIONS

Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. The overall consolidated discussion is followed by a detailed discussion of utility margin by segment.

Factors Affecting Results of Operations

Our revenues may fluctuate substantially with changes in supply costs, which are generally collected in rates from customers. In addition, various regulatory agencies approve the prices for electric and natural gas utility service within their respective jurisdictions and regulate our ability to recover costs from customers.

Revenues are also impacted by customer growth and usage, the latter of which is primarily affected by weather and the impact of energy efficiency initiatives and investment. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among our residential and commercial customers. We measure this effect using degree-days, which is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily temperature is less than the baseline. Cooling degree-days result when the average daily temperature is greater than the baseline. The statistical weather information in our regulated segments represents a comparison of this data.

Fuel, purchased supply and direct transmission expenses are costs directly associated with the generation and procurement of electricity and natural gas. These costs are generally collected in rates from customers and may fluctuate substantially with market prices and customer usage.

Operating and maintenance expenses are costs associated with the ongoing operation of our vertically-integrated utility facilities which provide electric and natural gas utility products and services to our customers. Among the most significant of these costs are those associated with direct labor and supervision, repair and maintenance expenses, and contract services. These costs are normally fairly stable across broad volume ranges and therefore do not normally increase or decrease significantly in the short term with increases or decreases in volumes.

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Consolidated net income for the three months ended September 30, 2023 was $29.3 million as compared with $27.4 million for the same period in 2022. This increase was primarily due to higher interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, higher natural gas retail volumes, and lower other state and local tax expenses, partly offset by lower electric retail volumes, lower transmission revenues, higher depreciation and depletion expense, higher operating, maintenance, and administrative expenses, higher interest expense, and higher income tax expense.

Consolidated gross margin for the three months ended September 30, 2023 was $83.5 million as compared with $76.4 million in 2022, an increase of $7.1 million, or 9.3 percent. This increase was primarily due to higher interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, and lower operating and maintenance costs, partly offset by lower electric retail volumes, lower transmission revenues, and higher depreciation and depletion expense

	Electric		Natural Gas		Total
	2023	2022	2023	2022	2023	2022
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$280.0	$292.3	$41.1	$42.8	$321.1	$335.1
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	78.0	95.6	10.9	13.3	88.9	108.9
Less: Operating and maintenance	40.0	40.9	13.2	13.8	53.2	54.7
Less: Property and other taxes	33.7	36.4	9.6	10.1	43.3	46.5
Less: Depreciation and depletion	43.3	40.7	8.9	7.9	52.2	48.6
Gross Margin	85.0	78.7	(1.5)	(2.3)	83.5	76.4
Operating and maintenance	40.0	40.9	13.2	13.8	53.2	54.7
Property and other taxes	33.7	36.4	9.6	10.1	43.3	46.5
Depreciation and depletion	43.3	40.7	8.9	7.9	52.2	48.6
Utility Margin(1)	$202.0	$196.7	$30.2	$29.5	$232.2	$226.2
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$202.0	$196.7	$5.3	2.7%
Natural Gas	30.2	29.5	0.7	2.4
Total Utility Margin(1)	$232.2	$226.2	$6.0	2.7%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended September 30, 2023 was $232.2 million as compared with $226.2 million for the same period in 2022, an increase of $6.0 million, or 2.7 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates	$7.8
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	4.0
Montana property tax tracker collections	1.3
Higher natural gas retail volumes	0.6
Higher Montana natural gas transportation	0.3
Lower electric retail volumes	(4.3)
Lower transmission revenue due to market conditions and lower rates	(0.5)
Other	(0.7)
Change in Utility Margin Items Impacting Net Income	$8.5
Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(3.1)
Lower natural gas production taxes recovered in revenue, offset in property and other taxes	(0.1)
Higher revenue from lower production tax credits, offset in income tax expense	0.4
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.3
Change in Utility Margin Items Offset Within Net Income	(2.5)
Increase in Consolidated Utility Margin(1)	$6.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Lower electric retail volumes were driven by unfavorable weather in Montana and South Dakota impacting residential demand and lower commercial demand, partly offset by customer growth. Higher natural gas retail volumes were driven by favorable weather and customer growth. Interim rates in our Montana rate review were effective October 1, 2022.

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$53.2	$54.7	$(1.5)	(2.7)%
Administrative and general	29.4	28.1	1.3	4.6
Property and other taxes	41.8	46.5	(4.7)	(10.1)
Depreciation and depletion	52.2	48.6	3.6	7.4
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$176.6	$177.9	$(1.3)	(0.7)%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $176.6 million for the three months ended September 30, 2023, as compared with $177.9 million for the three months ended September 30, 2022. Primary components of the change include the following (in millions):

Operating Expenses
2023 vs. 2022
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$3.6
Higher technology implementation and maintenance expense	0.6
Higher insurance expense	0.5
Increase in uncollectible accounts	0.3
Lower other state and local tax expense	(1.6)
Lower expenses at our electric generation facilities	(0.3)
Other	0.2
Change in Items Impacting Net Income	3.3

Operating Expenses Offset Within Net Income
Lower property taxes recovered in trackers, offset in revenue	(3.1)
Lower pension and other postretirement benefits, offset in other income(1)	(1.7)
Lower natural gas production taxes recovered in trackers, offset in revenue	(0.1)
Higher operating and maintenance expenses recovered in trackers, offset in revenue	0.3
Change in Items Offset Within Net Income	(4.6)
Decrease in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$(1.3)
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases and decreases in the actual level of state and local taxes and fees and adjust our rates to recover the increase or decrease between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Consolidated operating income for the three months ended September 30, 2023 was $55.6 million as compared with $48.3 million in the same period of 2022. This increase was primarily driven by higher interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, higher natural gas retail volumes, and lower other state and local tax expenses, partly offset by lower electric retail volumes, lower transmission revenues, higher depreciation and depletion expense, and higher operating, maintenance, and administrative expenses.

Consolidated interest expense was $28.7 million for the three months ended September 30, 2023 as compared with $25.3 million for the same period of 2022. This increase was due to higher borrowings and interest rates, partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $4.1 million for the three months ended September 30, 2023 as compared with $4.2 million for the same period of 2022. This decrease was primarily due to an increase in the non-service component of pension expense, partly offset by higher capitalization of AFUDC.

Consolidated income tax expense was $1.7 million for the three months ended September 30, 2023 as compared to an income tax benefit of $0.2 million for the same period of 2022. Our effective tax rate for the three months ended September 30, 2023 was 5.5% as compared with (0.9)% for the same period in 2022.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2023		2022
Income Before Income Taxes	$31.0		$27.1

Income tax calculated at federal statutory rate	6.5	21.0%	5.7	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.1	0.4	0.1	0.5
Flow-through repairs deductions	(4.2)	(13.5)	(3.4)	(12.4)
Production tax credits	(1.3)	(4.1)	(1.7)	(6.2)
Amortization of excess deferred income tax	(0.3)	(1.0)	(0.2)	(0.9)
Income tax return to accrual adjustment	0.4	1.3	(0.9)	(3.4)
Plant and depreciation flow-through items	0.4	1.2	0.3	1.0
Other, net	0.1	0.2	(0.1)	(0.5)
	(4.8)	(15.5)	(5.9)	(21.9)

Income tax expense (benefit)	$1.7	5.5%	$(0.2)	(0.9)%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Consolidated net income for the nine months ended September 30, 2023 was $111.0 million as compared with $116.3 million for the same period in 2022. This decrease was primarily due to higher depreciation and depletion, higher operating and maintenance expense, higher administrative and general expense, higher interest expense, and higher income tax expense, including a one-time charge for the reduction of previously claimed alternative minimum tax credits, partly offset by interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, and higher electric retail volumes.
Consolidated gross margin for the nine months ended September 30, 2023 was $289.8 million as compared with $266.8 million in 2022, an increase of $23.0 million, or 8.6 percent. This increase was primarily due to interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, and higher electric retail volumes, partly offset by higher depreciation and depletion and higher operating and maintenance expense.

	Electric		Natural Gas		Total
	2023	2022	2023	2022	2023	2022
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$804.6	$807.4	$261.5	$245.1	$1,066.1	$1,052.5
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	198.5	230.9	123.5	108.1	322.0	339.0
Less: Operating and maintenance	123.8	121.2	40.1	39.6	163.9	160.8
Less: Property and other taxes	103.0	109.2	29.6	31.0	132.6	140.2
Less: Depreciation and depletion	130.5	121.3	27.3	24.4	157.8	145.7
Gross Margin	248.8	224.8	41.0	42.0	289.8	266.8
Operating and maintenance	123.8	121.2	40.1	39.6	163.9	160.8
Property and other taxes	103.0	109.2	29.6	31.0	132.6	140.2
Depreciation and depletion	130.5	121.3	27.3	24.4	157.8	145.7
Utility Margin(1)	$606.1	$576.5	$138.0	$137.0	$744.1	$713.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$606.1	$576.5	$29.6	5.1%
Natural Gas	138.0	137.0	1.0	0.7
Total Utility Margin(1)	$744.1	$713.5	$30.6	4.3%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the nine months ended September 30, 2023 was $744.1 million as compared with $713.5 million for the same period in 2022, an increase of $30.6 million, or 4.3 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates	$23.4
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	8.3
Montana property tax tracker collections	4.8
Higher electric retail volumes	2.0
Higher Montana natural gas transportation	1.8
Lower natural gas retail volumes	(1.0)
Lower transmission revenue due to market conditions and lower rates	(1.0)
Other	(1.1)
Change in Utility Margin Items Impacting Net Income	37.2
Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(7.7)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(1.4)
Lower natural gas production taxes recovered in revenue, offset in property and other taxes	(0.6)
Higher revenue from lower production tax credits, offset in income tax expense	3.1
Change in Utility Margin Items Offset Within Net Income	(6.6)
Increase in Consolidated Utility Margin(1)	$30.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by customer growth, partly offset by overall unfavorable weather in Montana impacting residential demand and lower commercial demand as compared to the prior year. Lower natural gas retail volumes were driven by unfavorable weather in Montana impacting residential volumes, partly offset by favorable weather in South Dakota and Nebraska and customer growth. Interim rates in our Montana rate review were effective October 1, 2022.

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$163.9	$160.8	$3.1	1.9%
Administrative and general	94.1	87.0	7.1	8.2
Property and other taxes	131.0	140.2	(9.2)	(6.6)
Depreciation and depletion	157.8	145.7	12.1	8.3
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$546.8	$533.7	$13.1	2.5%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $546.8 million for the nine months ended September 30, 2023, as compared with $533.7 million for the nine months ended September 30, 2022. Primary components of the change include the following (in millions):

Operating Expenses
2023 vs. 2022
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$12.1
Higher labor and benefits(1)	7.5
Higher expenses at our electric generation facilities	2.9
Higher insurance expense	1.5
Increase in uncollectible accounts	1.4
Higher cost of materials	0.6
Higher technology implementation and maintenance expenses	0.2
Lower other state and local tax expense	(0.9)
Other	0.9
Change in Items Impacting Net Income	26.2

Operating Expenses Offset Within Net Income
Lower property taxes recovered in trackers, offset in revenue	(7.7)
Lower pension and other postretirement benefits, offset in other income(1)	(3.2)
Lower operating and maintenance expenses recovered in trackers, offset in revenue	(1.4)
Lower natural gas production taxes recovered in trackers, offset in revenue	(0.6)
Lower non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(0.2)
Change in Items Offset Within Net Income	(13.1)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$13.1
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the nine months ended September 30, 2023 was $197.3 million as compared with $179.9 million in the same period of 2022. This increase was primarily driven by interim rates associated with our Montana rate review, lower non-recoverable Montana electric supply costs, higher Montana property tax tracker collections, and higher electric retail volumes, partly offset by lower natural gas retail volumes, lower transmission revenues, higher depreciation and depletion expense, higher operating and maintenance expense, and higher administrative and general expenses.

Consolidated interest expense was $85.1 million for the nine months ended September 30, 2023 as compared with $73.1 million for the same period of 2022. This increase was due to higher borrowings and interest rates, partly offset by higher capitalization of AFUDC.

Consolidated other income was $12.9 million for the nine months ended September 30, 2023 as compared to $11.8 million during the same period of 2022. This increase was primarily due to the prior year CREP penalty and higher capitalization of AFUDC, partly offset by an increase in the non-service component of pension expense.

Consolidated income tax expense for the nine months ended September 30, 2023 was $14.1 million as compared to $2.3 million in the same period of 2022. Our effective tax rate for the nine months ended September 30, 2023 was 11.3% as compared with 1.9% for the same period in 2022. Income tax expense for the nine months ended September 30, 2023 includes a one-time $3.2 million charge for the reduction of previously claimed alternative minimum tax credits.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2023		2022
Income Before Income Taxes	$125.1		$118.6

Income tax calculated at federal statutory rate	26.3	21.0%	24.9	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	1.4	1.1	1.0	0.8
Flow-through repairs deductions	(11.7)	(9.4)	(13.5)	(11.4)
Production tax credits	(5.6)	(4.5)	(8.1)	(6.8)
Amortization of excess deferred income tax	(1.4)	(1.1)	(0.8)	(0.7)
Reduction to previously claimed alternative minimum tax credit	3.2	2.5	—	—
Plant and depreciation flow-through items	1.2	1.0	0.4	0.3
Income tax return to accrual adjustment	0.4	0.3	(0.9)	(0.8)
Share-based compensation	0.4	0.3	(0.3)	(0.2)
Other, net	(0.1)	0.1	(0.4)	(0.3)
	(12.2)	(9.7)	(22.6)	(19.1)

Income tax expense	$14.1	11.3%	$2.3	1.9%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•Retail: Sales of electricity to residential, commercial and industrial customers, and the impact of regulatory mechanisms.
•Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in fuel, purchased supply and direct transmission expense and therefore has minimal impact on utility margin. The amortization of these amounts are offset in retail revenue.
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$96,812	$85,226	$11,586	13.6%	664	702	322,832	317,274
South Dakota	17,951	18,955	(1,004)	(5.3)	151	158	51,236	51,056
Residential	114,763	104,181	10,582	10.2	815	860	374,068	368,330
Montana	110,100	92,563	17,537	18.9	825	839	74,385	73,277
South Dakota	27,474	29,093	(1,619)	(5.6)	289	297	12,989	12,949
Commercial	137,574	121,656	15,918	13.1	1,114	1,136	87,374	86,226
Industrial	11,423	9,784	1,639	16.8	691	675	79	76
Other	13,243	12,581	662	5.3	71	85	8,204	8,266
Total Retail Electric	$277,003	$248,202	$28,801	11.6%	2,691	2,756	469,725	462,898
Regulatory amortization	(18,534)	21,805	(40,339)	(185.0)
Transmission	19,847	20,439	(592)	(2.9)
Wholesale and Other	1,714	1,825	(111)	(6.1)
Total Revenues	$280,030	$292,271	$(12,241)	(4.2)%
Fuel, purchased supply and direct transmission expense(1)	77,995	95,554	(17,559)	(18.4)
Utility Margin(2)	$202,035	$196,717	$5,318	2.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana	396	562	390	30% cooler	2% warmer
South Dakota	744	811	634	8% cooler	17% warmer

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	190	146	280	30% colder	32% warmer
South Dakota	25	24	78	4% colder	68% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended September 30, 2023 and 2022 (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates	$7.6
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	4.0
Montana property tax tracker collections	1.0
Lower retail volumes	(4.3)
Lower transmission revenue due to market conditions and lower rates	(0.5)
Other	(0.3)
Change in Utility Margin Items Impacting Net Income	7.5

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(2.8)
Higher revenue from lower production tax credits, offset in income tax expense	0.4
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.2
Change in Utility Margin Items Offset Within Net Income	(2.2)
Increase in Utility Margin(1)	$5.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in Montana and South Dakota impacting residential demand and lower commercial demand, partly offset by customer growth.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$306,114	$252,893	$53,221	21.0%	2,103	2,117	321,797	316,299
South Dakota	53,408	54,978	(1,570)	(2.9)	481	470	51,224	50,995
Residential	359,522	307,871	51,651	16.8	2,584	2,587	373,021	367,294
Montana	324,632	263,424	61,208	23.2	2,435	2,420	74,294	72,907
South Dakota	77,736	83,172	(5,436)	(6.5)	834	849	12,972	12,882
Commercial	402,368	346,596	55,772	16.1	3,269	3,269	87,266	85,789
Industrial	33,986	28,426	5,560	19.6	1,961	1,911	79	76
Other	27,229	25,365	1,864	7.3	119	142	6,483	6,488
Total Retail Electric	$823,105	$708,258	$114,847	16.2%	7,933	7,909	466,849	459,647
Regulatory amortization	(80,085)	36,087	(116,172)	(321.9)
Transmission	57,092	58,135	(1,043)	(1.8)
Wholesale and Other	4,492	4,935	(443)	(9.0)
Total Revenues	$804,604	$807,415	$(2,811)	(0.3)%
Fuel, purchased supply and direct transmission expense(1)	198,492	230,872	(32,380)	(14.0)
Utility Margin(2)	$606,112	$576,543	$29,569	5.1%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	440	602	454	27% cooler	3% cooler
South Dakota	945	877	708	8% warmer	33% warmer

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	4,746	4,784	4,734	1% warmer	remained flat
South Dakota	5,982	5,712	5,681	5% colder	5% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the nine months ended September 30, 2023 and 2022 (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates	$22.7
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	8.3
Montana property tax tracker collections	3.5
Higher retail volumes	2.0
Lower transmission revenue due to market conditions and lower rates	(1.0)
QF liability adjustment	(0.1)
Other	(0.6)
Change in Utility Margin Items Impacting Net Income	34.8

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(6.8)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(1.5)
Higher revenue from lower production tax credits, offset in income tax expense	3.1
Change in Utility Margin Items Offset Within Net Income	(5.2)
Increase in Utility Margin(1)	$29.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by customer growth, partly offset by overall unfavorable weather in Montana impacting residential demand and lower commercial demand as compared to the prior year.

The adjustment to our electric QF liability (unrecoverable costs associated with contracts covered by the Public Utility Regulatory Policies Act of 1978 (PURPA) as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.0 million gain in 2023, as compared with a $5.1 million gain for the same period in 2022, due to the combination of:

•A $0.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $1.8 million favorable reduction in costs in the prior period; and
•A favorable adjustment, decreasing the QF liability by $4.2 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated. The 2023-2024 contract year is the last year of the contract that contains variable pricing terms. This is compared to a favorable adjustment of $3.3 million in the prior year due to less than previously estimated actual price escalation.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

NATURAL GAS SEGMENT

We have various classifications of natural gas revenues, defined as follows:

•Retail: Sales of natural gas to residential, commercial and industrial customers, and the impact of regulatory mechanisms.
•Regulatory amortization: Primarily represents timing differences for natural gas supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in fuel, purchased supply and direct transmission expenses and therefore has minimal impact on utility margin. The amortization of these amounts are offset in retail revenue.
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$9,603	$10,774	$(1,171)	(10.9)%	825	729	183,586	181,729
South Dakota	1,987	2,362	(375)	(15.9)	102	102	41,821	41,223
Nebraska	2,251	3,228	(977)	(30.3)	138	138	37,580	37,522
Residential	13,841	16,364	(2,523)	(15.4)	1,065	969	262,987	260,474
Montana	6,136	7,066	(930)	(13.2)	622	568	25,657	25,267
South Dakota	1,498	2,080	(582)	(28.0)	208	161	7,184	7,009
Nebraska	1,291	2,321	(1,030)	(44.4)	142	145	4,970	4,946
Commercial	8,925	11,467	(2,542)	(22.2)	972	874	37,811	37,222
Industrial	106	117	(11)	(9.4)	13	11	231	233
Other	160	222	(62)	(27.9)	19	20	191	179
Total Retail Gas	$23,032	$28,170	$(5,138)	(18.2)%	2,069	1,874	301,220	298,108
Regulatory amortization	7,458	5,588	1,870	(33.5)
Wholesale and other	10,570	9,040	1,530	16.9
Total Revenues	$41,060	$42,798	$(1,738)	(4.1)%
Fuel, purchased supply and direct transmission expense(1)	10,948	13,367	(2,419)	(18.1)
Utility Margin(2)	$30,112	$29,431	$681	2.3%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	226	180	319	26% colder	29% warmer
South Dakota	25	24	78	4% colder	68% warmer
Nebraska	15	9	34	67% colder	56% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended September 30, 2023 and 2022:

Utility Margin 2023 vs. 2022
(in millions)
Utility Margin Items Impacting Net Income
Higher retail volumes	$0.6
Montana property tax tracker collections	0.3
Higher Montana natural gas transportation	0.3
Montana interim rates	0.2
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	1.0

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(0.3)
Lower gas production taxes recovered in revenue, offset in property and other taxes	(0.1)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	(0.3)
Increase in Utility Margin(1)	$0.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by favorable weather and customer growth.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$94,074	$91,669	$2,405	2.6%	9,206	9,469	183,584	181,629
South Dakota	30,297	31,686	(1,389)	(4.4)	2,557	2,566	41,962	41,383
Nebraska	30,221	26,028	4,193	16.1	2,053	1,960	37,752	37,634
Residential	154,592	149,383	5,209	3.5	13,816	13,995	263,298	260,646
Montana	52,393	48,813	3,580	7.3	5,456	5,291	25,679	25,280
South Dakota	21,289	23,030	(1,741)	(7.6)	2,385	2,314	7,218	7,026
Nebraska	19,119	16,004	3,115	19.5	1,528	1,411	5,017	4,987
Commercial	92,801	87,847	4,954	5.6	9,369	9,016	37,914	37,293
Industrial	995	890	105	11.8	107	100	231	232
Other	1,282	1,381	(99)	(7.2)	155	171	189	177
Total Retail Gas	$249,670	$239,501	$10,169	4.2%	23,447	23,282	301,632	298,348
Regulatory amortization	(21,312)	(22,188)	876	(3.9)
Wholesale and other	33,172	27,826	5,346	19.2
Total Revenues	$261,530	$245,139	$16,391	6.7%
Fuel, purchased supply and direct transmission expense(1)	123,521	108,122	15,399	14.2
Utility Margin(2)	$138,009	$137,017	$992	0.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	4,855	4,926	4,854	1% warmer	remained flat
South Dakota	5,982	5,712	5,681	5% colder	5% colder
Nebraska	4,521	4,239	4,461	7% colder	1% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the nine months ended September 30, 2023 and 2022:

Utility Margin 2023 vs. 2022
(in millions)
Utility Margin Items Impacting Net Income
Higher Montana natural gas transportation	$1.8
Montana property tax tracker collections	1.3
Montana interim rates	0.7
Lower retail volumes	(1.0)
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	2.4

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property tax expense	(0.9)
Lower gas production taxes recovered in revenue, offset in property and other taxes	(0.6)
Higher operating expenses recovered in revenue, offset in property and other taxes	0.1
Change in Utility Margin Items Offset Within Net Income	(1.4)
Increase in Utility Margin(1)	$1.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in Montana impacting residential volumes, partly offset by favorable weather in South Dakota and Nebraska and customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided by dividends from its operating subsidiary, NorthWestern Corporation, which are subject to similar regulatory provisions as existed before the holding company reorganization, including minimum equity ratio, various debt agreements, and the Federal Power Act. As of September 30, 2023, we are in compliance with these provisions.

We believe our cash flows from operations, existing borrowing capacity, debt and equity issuances, and future utility rate increases should be sufficient to fund our operations, service existing debt, pay dividends, and fund capital expenditures. We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

As of September 30, 2023, our total net liquidity was approximately $378.1 million, including $5.1 million of cash and $373.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$111.0	$116.3
Non-cash adjustments to net income	141.1	132.5
Changes in working capital	194.5	72.3
Other noncurrent assets and liabilities	(19.6)	(11.8)
Cash Provided by Operating Activities	427.0	309.3

Investing Activities
Property, plant and equipment additions	(407.2)	(386.4)
Investment in equity securities	(3.8)	(0.9)
Cash Used in Investing Activities	(411.0)	(387.3)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	73.6	179.9
Issuance of long-term debt	300.0	—
Line of credit (repayments) borrowings, net	(273.0)	12.0
Dividends on common stock	(115.0)	(103.0)
Other financing activities, net	(2.4)	(1.0)
Cash (Used in) Provided by Financing Activities	(16.8)	87.9

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(0.8)	9.9
Cash, Cash Equivalents, and Restricted Cash, beginning of period	22.5	18.8
Cash, Cash Equivalents, and Restricted Cash, end of period	$21.7	$28.7

Operating Activities

As of September 30, 2023, cash, cash equivalents, and restricted cash were $21.7 million as compared with $22.5 million as of December 31, 2022 and $28.7 million as of September 30, 2022. Cash provided by operating activities totaled $427.0 million for the nine months ended September 30, 2023 as compared with $309.3 million during the nine months ended September 30, 2022. As shown in the table below, this increase in operating cash flows is primarily due to a $101.6 million improvement in collections of energy supply costs and interim rates in our Montana rate review, partly offset by lower net income.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash inflows
2022	$99.1	$101.9	$(2.8)
2023	$115.4	$16.6	$98.8
Improvement in net cash inflows			$101.6

On September 28, 2022, the MPSC approved our request for interim rates, including a $61.1 million increase to the PCCAM Base (from $138.7 million to $199.8 million), which became effective in customer rates on October 1, 2022. As of September 30, 2023, our uncollected energy supply cost balance related to the July 2022 - June 2023 PCCAM period was approximately $19.5 million that we began collecting in October 2023. As of September 30, 2023, our uncollected energy supply cost balance related to the July 2023 - June 2024 PCCAM period was approximately $0.3 million.

As discussed above, on October 25, 2023 the MPSC approved our Montana rate review settlement which includes an update to the PCCAM by adjusting the base costs from $138.7 million to $208.4 million and providing for more timely quarterly recovery of deferred balances instead of annual recovery. The updated $208.4 million PCCAM Base is retroactive to an effective date of July 1, 2022. With the adjusted PCCAM Base, we anticipate continued improvements in our cash flows from operations. However, unfavorable results in our Montana rate review, and continued higher overall market prices, which could be further exacerbated by extreme weather events, could create additional costs with deferred recovery that would offset these anticipated cash flow improvements.

Investing Activities

Cash used in investing activities totaled $411.0 million during the nine months ended September 30, 2023, as compared with $387.3 million during the nine months ended September 30, 2022. Plant additions during the first nine months of 2023 include maintenance additions of approximately $235.0 million and capacity related capital expenditures of $172.2 million. Plant additions during the first nine months of 2022 included maintenance additions of approximately $218.0 million and capacity related capital expenditures of approximately $168.4 million.

Financing Activities

Cash used in financing activities totaled $16.8 million during the nine months ended September 30, 2023 as compared with cash provided by financing activities of $87.9 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash used in financing activities reflects net repayments under our revolving lines of credit of $273.0 million and payment of dividends of $115.0 million, offset in part by net proceeds from the issuance of debt of $300.0 million and proceeds received from the issuance of common stock of $73.6 million. During the nine months ended September 30, 2022, cash provided by financing activities reflects proceeds received from the issuance of common stock of $179.9 million and net issuances under our revolving lines of credit of $12.0 million, offset in part by payment of dividends of $103.0 million.

Cash Requirements and Capital Resources

We believe our cash flows from operations, existing borrowing capacity, debt and equity issuances and future rate increases should be sufficient to satisfy our material cash requirements over the short-term and the long-term. As a rate-regulated utility our customer rates are generally structured to recover expected operating costs, with an opportunity to earn a return on our invested capital. This structure supports recovery for many of our operating expenses, although there are situations where the timing of our cash outlays results in increased working capital requirements. Due to the seasonality of our utility business, our short-term working capital requirements typically peak during the coldest winter months and warmest summer months when we cover the lag between when purchasing energy supplies and when customers pay for these costs. Our credit facilities may also be utilized for funding cash requirements during seasonally active construction periods, with peak activity during warmer months. Our cash requirements also include a variety of contractual obligations as outlined below in the “Contractual Obligations and Other Commitments” section.

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of September 30, 2023, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Credit Facilities

Liquidity is generally provided by internal cash flows and the use of NorthWestern Corporation's unsecured revolving credit facilities. We utilize availability under the NorthWestern Corporation revolving credit facilities to manage our cash flows due to the seasonality of our business and to fund capital investment. Cash on hand in excess of current operating requirements is generally used to invest in our business and reduce borrowings.

The NorthWestern Corporation $425 million Credit Facility has a maturity date of May 18, 2027. The Credit Facility includes uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR), plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. A total of nine banks participate in the facility, with no one bank providing more than 15 percent of the total availability.

The NorthWestern Corporation $25 million Swingline Facility has a maturity date of March 27, 2025. The Swingline Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a margin of 90.0 basis points, or (b) a base rate plus a margin of 12.5 basis points.

As of September 30, 2023 and 2022 the outstanding balances on the above credit facilities were $177.0 million and $385.0 million, respectively. As of October 20, 2023, the availability under the NorthWestern Corporation revolving credit facilities was approximately $176.0 million, and there were no letters of credit outstanding.

The NorthWestern Corporation $100 million Additional Credit Facility has a maturity date of April 28, 2024. The Additional Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. There is currently no amount outstanding associated with this Additional Credit Facility.

In the early part of 2024, we intend to establish separate unsecured revolving credit facilities for NorthWestern Energy Group and NorthWestern Energy Public Service Corporation.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. We have $100.0 million of debt maturing in March 2024, which we intend to refinance.

On March 30, 2023, we issued and sold $239.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On this same day, we issued and sold $31.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On May 1, 2023, we issued and sold an additional $30.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.42 percent maturing on May 1, 2033. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

Pursuant to the NorthWestern Corporation Equity Distribution Agreement we have offered and sold shares of our common stock through an At-the-Market (ATM) offering program. During the three months ended September 30, 2023, we issued 1,244,056 shares of common stock under the ATM program at an average price of $51.14 per share, for net proceeds of $62.8 million which is net of sales commissions and other fees paid of approximately $0.8 million. During the nine months ended September 30, 2023, we issued 1,432,738 shares of common stock under the ATM program at an average price of $52.02 per share, for net proceeds of $73.6 million which is net of sales commissions and other fees paid of approximately $0.9 million. As of September 30, 2023, we have completed the ATM offering program under the Equity Distribution Agreement.

On June 29, 2023, the City of Forsyth, Rosebud County, Montana issued $144.7 million principal amount of Pollution Control Revenue Refunding Bonds (2023 Pollution Control Bonds) on our behalf. The 2023 Pollution Control Bonds were issued at a fixed interest rate of 3.88 percent maturing on July 1, 2028. The proceeds of the issuance were loaned to us pursuant to a Loan Agreement and were deposited directly with U.S. Bank Trust Company, National Association, as trustee, for the redemption of the 2.00 percent, $144.7 million City of Forsyth Pollution Control Revenue Refunding Bonds due on August 1, 2023 that had previously been issued on our behalf. Pursuant to the Loan Agreement, we are obligated to make payments in such amounts and at such times as will be sufficient to pay, when due, the principal and interest on the 2023 Pollution Control Bonds. Our obligations under the Loan Agreement are secured by delivery of a like amount of our Montana First Mortgage Bonds, which are secured by our Montana electric and natural gas assets. So long as we are making payments under the Loan Agreement, no payments under these mortgage bonds will be due. The 2023 Pollution Control Bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. NorthWestern Energy Group is not currently rated by these agencies. As of October 20, 2023, NorthWestern Corporation's current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Outlook
Fitch	A-	BBB+	Stable
Moody’s	A3	Baa2	Stable
S&P	A-	BBB	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2023.

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Long-term debt(1)	$2,656,660	$—	$100,000	$325,000	$105,000	$152,000	$1,974,660
Finance leases	9,602	803	3,338	3,596	1,865	—	—
Estimated pension and other postretirement obligations(2)	49,164	3,396	11,667	11,367	11,367	11,367	N/A
Qualifying facilities liability(3)	322,679	19,617	74,110	60,360	55,393	56,665	56,534
Supply and capacity contracts(4)	2,638,252	99,012	293,788	238,421	252,899	232,949	1,521,183
Contractual interest payments on debt(5)	1,552,404	27,201	112,537	103,196	97,106	88,943	1,123,421
Commitments for significant capital projects(6)	93,983	21,564	61,897	10,522	—	—	—
Total Commitments(7)	$7,322,744	$171,593	$657,337	$752,462	$523,630	$541,924	$4,675,798
_________________________
(1)Represents cash payments for long-term debt and excludes $12.2 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $322.7 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $281.8 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 6.67 percent on the outstanding balance through maturity of the facilities.
(6)Represents significant firm purchase commitments for construction of planned capital projects.
(7)The table above excludes potential tax payments related to uncertain tax positions as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation (See Note 10 - Commitments and Contingencies) and asset retirement obligations as the amount and timing of cash payments may be uncertain.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $15.7 million and $17.3 million as of September 30, 2023 and December 31, 2022, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances.

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. We have established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in the NorthWestern Corporation Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and reported to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

See Note 10 - Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS

Refer to the NorthWestern Corporation Annual Report on the Form 10-K for the year ended December 31, 2022 for disclosure of the risk factors that could have a significant impact on our business, financial condition, results of operations or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. Other than noted below, these risk factors have not changed materially since such disclosure.

NorthWestern Energy Group is a holding company and relies on cash from its subsidiary to pay dividends.

Through completion of a reorganization on October 2, 2023, NorthWestern Energy Group is a holding company parent entity and thus its primary asset is its subsidiary, NorthWestern Corporation. Substantially all operations are conducted by NorthWestern Corporation and its subsidiaries. We depend on earnings, cash flows and dividends from our subsidiary to pay dividends on our common stock. Regulatory, contractual and legal limitations, as well as the subsidiary capital requirements, affect the ability of the subsidiary to pay dividends up to the parent entity and thereby could restrict or influence our ability or decision to pay dividends on our common stock, which could adversely affect our stock price.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 2(a) — Agreement and Plan of Merger, dated October 2, 2023 by and among NorthWestern Corporation, NorthWestern Energy Group, Inc. and NorthWestern Energy Merger Company, dated as of October 2, 2023 (incorporated by reference to Exhibit 2(a) of NorthWestern Corporation's Current Report on Form 8-K, dated October 2, 2023, Commission File No. 1-10499).

Exhibit 3(a) — Amended and Restated Certificate of Incorporation of NorthWestern Energy Group, Inc., dated as of September 25, 2023 (incorporated by reference to Exhibit 3(a) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated October 2, 2023).

Exhibit 3(b) — Amended and Restated Bylaws of NorthWestern Energy Group, Inc., dated as of September 29, 2023 (incorporated by reference to Exhibit 3(b) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, date October 2, 2023).
Exhibit 4.5 – Description of Securities (incorporated by reference to NorthWestern Energy Group Inc.'s Form S-3 Registration Statement (File Number 333-274813), dated October 2, 2023).

10.1(a)–NorthWestern Energy Group, Inc., Deferred Compensation Plan for Non-Employee Directors, as amended and renamed effective October 2, 2023.

10.1(b)–NorthWestern Energy Group, Inc. Amended and Restated Equity Compensation Plan, as amended and restated effective October 2, 2023.

Exhibit 31.1—Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 31.2—Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 31.3—Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Corporation.

Exhibit 31.4—Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Corporation.

Exhibit 32.1—Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 32.2—Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 32.3—Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - NorthWestern Corporation.

Exhibit 32.4—Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - NorthWestern Corporation.

Exhibit 101.INS—Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH—Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF—Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB—Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWestern Energy Group, Inc.
Date:	October 27, 2023	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

NorthWestern Corporation
Date:	October 27, 2023	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer