Form 10-Q
period 2024-03-31
NorthWestern Energy Group, Inc.
filed 2024-04-26
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $0.01, 61,286,398 shares outstanding at April 19, 2024

NORTHWESTERN ENERGY GROUP

FORM 10-Q

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

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Electric	$343,186	$295,308
Gas	132,156	159,234
Total Revenues	475,342	454,542
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	174,721	165,492
Operating and maintenance	54,182	55,861
Administrative and general	40,445	34,748
Property and other taxes	47,171	49,151
Depreciation and depletion	56,743	53,248
Total Operating Expenses	373,262	358,500
Operating income	102,080	96,042
Interest expense, net	(30,979)	(28,008)
Other income, net	4,319	4,737
Income before income taxes	75,420	72,771
Income tax expense	(10,334)	(10,241)
Net Income	$65,086	$62,530

Average Common Shares Outstanding	61,266	59,776
Basic Earnings per Average Common Share	$1.06	$1.05
Diluted Earnings per Average Common Share	$1.06	$1.05
Dividends Declared per Common Share	$0.65	$0.64

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net Income	$65,086	$62,530
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	(2)
Postretirement medical liability adjustment	—	(167)
Reclassification of net losses on derivative instruments	113	113
Total Other Comprehensive Income (Loss)	112	(56)
Comprehensive Income	$65,198	$62,474

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,150	$9,164
Restricted cash	16,232	16,023
Accounts receivable, net	186,927	212,257
Inventories	103,843	114,539
Regulatory assets	60,788	29,626
Prepaid expenses and other	24,896	25,397
Total current assets	396,836	407,006
Property, plant, and equipment, net	6,086,585	6,039,801
Goodwill	357,586	357,586
Regulatory assets	743,140	743,945
Other noncurrent assets	49,287	52,314
Total Assets	$7,633,434	$7,600,652
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,400	$3,338
Current portion of long-term debt	—	99,950
Accounts payable	96,544	124,340
Accrued expenses and other	298,302	246,167
Regulatory liabilities	46,438	61,103
Total current liabilities	444,684	534,898
Long-term finance leases	4,596	5,461
Long-term debt	2,767,107	2,684,635
Deferred income taxes	619,744	600,520
Noncurrent regulatory liabilities	651,831	657,452
Other noncurrent liabilities	332,454	332,372
Total Liabilities	4,820,416	4,815,338
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,797,508 and 61,282,747 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	648	648
Treasury stock at cost	(97,990)	(97,926)
Paid-in capital	2,080,953	2,078,753
Retained earnings	836,951	811,495
Accumulated other comprehensive loss	(7,544)	(7,656)
Total Shareholders' Equity	2,813,018	2,785,314
Total Liabilities and Shareholders' Equity	$7,633,434	$7,600,652

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$65,086	$62,530
Items not affecting cash:
Depreciation and depletion	56,743	53,248
Amortization of debt issuance costs, discount and deferred hedge gain	1,186	1,349
Stock-based compensation costs	2,051	3,308
Equity portion of allowance for funds used during construction	(4,288)	(3,715)
Gain on disposition of assets	(1)	(18)
Impairment of alternative energy storage investment	4,659	—
Deferred income taxes	9,035	(10,420)
Changes in current assets and liabilities:
Accounts receivable	25,330	26,208
Inventories	10,695	14,814
Other current assets	501	4,714
Accounts payable	(9,391)	(44,193)
Accrued expenses and other	52,132	58,236
Regulatory assets	(31,161)	49,391
Regulatory liabilities	(14,665)	(1,378)
Other noncurrent assets and liabilities	(6,235)	(375)
Cash Provided by Operating Activities	161,677	213,699
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(108,754)	(136,604)
Investment in equity securities	(242)	—
Cash Used in Investing Activities	(108,996)	(136,604)
FINANCING ACTIVITIES:
Dividends on common stock	(39,630)	(38,041)
Issuance of long-term debt	215,000	220,000
Repayments on long-term debt	(100,000)	—
Line of credit repayments, net	(132,000)	(253,000)
Other financing activities, net	(856)	(1,415)
Cash Used in Financing Activities	(57,486)	(72,456)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(4,805)	4,639
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25,187	22,463
Cash, Cash Equivalents, and Restricted Cash, end of period	$20,382	$27,102
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(4,810)	$3,204
Interest	18,128	18,196
Significant non-cash transactions:
Capital expenditures included in accounts payable	21,129	12,209

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2022	63,278	3,534	$633	$(98,392)	$1,999,376	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	62,530	—	62,530
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	48	—	—	(79)	3,294	—	—	3,215
Issuance of shares	—	(1)	—	—	169	—	—	169
Dividends on common stock ($0.640 per share)	—	—	—	—	—	(38,041)	—	(38,041)
Balance at March 31, 2023	63,326	3,533	$633	$(98,471)	$2,002,839	$795,903	$(7,904)	$2,693,000

Balance at December 31, 2023	64,762	3,513	$648	$(97,926)	$2,078,753	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	65,086	—	65,086
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	36	—	—	(272)	2,039	—	—	1,767
Issuance of shares	—	2	—	208	161	—	—	369
Dividends on common stock ($0.650 per share)	—	—	—	—	—	(39,630)	—	(39,630)
Balance at March 31, 2024	64,798	3,515	$648	$(97,990)	$2,080,953	$836,951	$(7,544)	$2,813,018

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in the NorthWestern Energy Group's Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 775,300 customers in Montana, South Dakota, Nebraska and Yellowstone National Park, through its subsidiaries NorthWestern Corporation (NW Corp) and NorthWestern Energy Public Service Corporation (NWE Public Service). We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2024 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. We recommend that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023.

Holding Company Reorganization

On January 1, 2024, we completed the second and final phase of our holding company reorganization. NW Corp contributed the assets and liabilities of its South Dakota and Nebraska regulated utilities to NWE Public Service, and then distributed its equity interest in NWE Public Service and certain other subsidiaries to NorthWestern Energy Group, resulting in NW Corp owning and operating the Montana regulated utility and NWE Public Service owning and operating the Nebraska and South Dakota utilities, each as a direct subsidiary of NorthWestern Energy Group.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$4,150	$9,164	$10,730	$8,489
Restricted cash	16,232	16,023	16,372	13,974
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$20,382	$25,187	$27,102	$22,463

(2) Regulatory Matters

The circumstances set forth in Note 3 - Regulatory Matters to the financial statements included in the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2023 appropriately represent, in all material respects, the current status of our regulatory matters.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2024		2023
Income before income taxes	$75,420		$72,771

Income tax calculated at federal statutory rate	15,838	21.0%	15,282	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	639	0.9	959	1.3
Flow-through repairs deductions	(6,174)	(8.2)	(5,845)	(8.0)
Production tax credits	(2,983)	(4.0)	(3,199)	(4.4)
Amortization of excess deferred income tax	(360)	(0.5)	(799)	(1.1)
Plant and depreciation flow-through items	3,079	4.1	688	0.9
Share-based compensation	334	0.4	388	0.5
Reduction to previously claimed alternative minimum tax credit	—	—	3,186	4.4
Other, net	(39)	0.0	(419)	(0.5)
	(5,504)	(7.3)	(5,041)	(6.9)

Income tax expense	$10,334	13.7%	$10,241	14.1%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $27.7 million as of March 31, 2024, including approximately $24.3 million that, if recognized, would impact our effective tax rate. In the next twelve months we expect the statute of limitations to expire for certain uncertain tax benefits, which would result in a decrease to our total unrecognized tax benefits of approximately $16.9 million.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2024, we have accrued $5.3 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2023, we had accrued $4.5 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2020 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2024			March 31, 2023
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$(2)	$—	$(2)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Defined benefit pension plan and postretirement medical liability adjustment	—	—	—	(212)	45	(167)
Other comprehensive income (loss)	$152	$(40)	$112	$(61)	$5	$(56)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2024	December 31, 2023
Foreign currency translation	$1,436	$1,437
Derivative instruments designated as cash flow hedges	(9,260)	(9,373)
Defined benefit pension plan	280	280
Accumulated other comprehensive loss	$(7,544)	$(7,656)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	—	—	—
Net current-period other comprehensive income (loss)		113	—	(1)	112
Ending balance		$(9,260)	$280	$1,436	$(7,544)

		Three Months Ended
		March 31, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(167)	—	(167)
Net current-period other comprehensive income (loss)		113	(167)	(2)	(56)
Ending balance		$(9,712)	$375	$1,433	$(7,904)

(5) Financing Activities

On March 28, 2024, NW Corp issued and sold $175.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.56 percent maturing on March 28, 2031. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to redeem NW Corp's $100.0 million of Montana First Mortgage Bonds due this year and for other general utility purposes. The bonds are secured by NW Corp's electric and natural gas assets associated with its Montana utility operations.

On March 28, 2024, NWE Public Service issued and sold $33.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.55 percent maturing on March 28, 2029 and $7.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.75 percent maturing on March 28, 2034. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used for general utility purposes. The bonds are secured by NWE Public Service's electric and natural gas assets associated with its South Dakota and Nebraska utility operations.

On April 12, 2024, NorthWestern Energy Group entered into a $100.0 million Term Loan Credit Agreement (Term Loan) with a maturity date of April 11, 2025. Borrowings may be made at a variable interest rate equal to the Secured Overnight Financing Rate plus an applicable margin as provided in the Term Loan. These proceeds were used to repay a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. It also contains covenants which, among other things, limit our ability to engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, and restricts certain affiliate transactions. A default on the South Dakota or Montana First Mortgage Bonds would trigger a cross default on the Term Loan; however a default on the Term Loan would not trigger a default on the South Dakota or Montana First Mortgage Bonds.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2024	Electric	Gas	Other	Eliminations	Total
Operating revenues	$343,186	$132,156	$—	$—	$475,342
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	115,341	59,380	—	—	174,721
Utility margin	227,845	72,776	—	—	300,621
Operating and maintenance	40,299	13,883	—	—	54,182
Administrative and general	27,919	10,046	2,480	—	40,445
Property and other taxes	36,300	10,869	2	—	47,171
Depreciation and depletion	47,304	9,439	—	—	56,743
Operating income (loss)	76,023	28,539	(2,482)	—	102,080
Interest expense, net	(24,657)	(6,249)	(73)	—	(30,979)
Other income (expense), net	5,461	1,054	(2,196)	—	4,319
Income tax (expense) benefit	(7,283)	(3,173)	122	—	(10,334)
Net income (loss)	$49,544	$20,171	$(4,629)	$—	$65,086
Total assets	$6,107,575	$1,511,593	$14,266	$—	$7,633,434
Capital expenditures	$90,590	$18,164	$—	$—	$108,754

Three Months Ended
March 31, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$295,308	$159,234	$—	$—	$454,542
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	78,134	87,358	—	—	165,492
Utility margin	217,174	71,876	—	—	289,050
Operating and maintenance	42,413	13,448	—	—	55,861
Administrative and general	24,968	9,766	14	—	34,748
Property and other taxes	38,251	10,898	2	—	49,151
Depreciation and depletion	43,898	9,350	—	—	53,248
Operating income	67,644	28,414	(16)	—	96,042
Interest expense, net	(18,560)	(3,251)	(6,197)	—	(28,008)
Other income (expense), net	3,366	1,415	(44)	—	4,737
Income tax (expense) benefit	(6,628)	234	(3,847)	—	(10,241)
Net income (loss)	$45,822	$26,812	$(10,104)	$—	$62,530
Total assets	$5,874,061	$1,399,717	$7,216	$—	$7,280,994
Capital expenditures	$120,819	$15,785	$—	$—	$136,604

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

Electric Segment - Our regulated electric utility business primarily provides generation, transmission, and distribution services to customers in our Montana and South Dakota jurisdictions. We recognize revenue when electricity is delivered to the customer. Payments on our tariff-based sales are generally due 0-30 days after the billing date.

Natural Gas Segment - Our regulated natural gas utility business primarily provides production, storage, transmission, and distribution services to customers in our Montana, South Dakota, and Nebraska jurisdictions. We recognize revenue when natural gas is delivered to the customer. Payments on our tariff-based sales are generally due 0-30 days after the billing date.

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2024			March 31, 2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$117.4	$48.6	$166.0	$125.5	$66.9	$192.4
South Dakota	19.3	13.6	32.9	19.8	19.9	39.7
Nebraska	—	10.5	10.5	—	20.5	20.5
Residential	136.7	72.7	209.4	145.3	107.3	252.6
Montana	101.5	25.1	126.6	112.6	36.3	148.9
South Dakota	27.8	9.3	37.1	25.1	14.3	39.4
Nebraska	—	6.2	6.2	—	13.2	13.2
Commercial	129.3	40.6	169.9	137.7	63.8	201.5
Industrial	11.7	0.4	12.1	11.8	0.7	12.5
Lighting, governmental, irrigation, and interdepartmental	4.7	0.6	5.3	5.3	0.8	6.1
Total Customer Revenues	282.4	114.3	396.7	300.1	172.6	472.7
Other tariff and contract based revenues	25.2	10.9	36.1	21.4	12.3	33.7
Total Revenue from Contracts with Customers	307.6	125.2	432.8	321.5	184.9	506.4
Regulatory amortization and other	35.6	6.9	42.5	(26.2)	(25.7)	(51.9)
Total Revenues	$343.2	$132.1	$475.3	$295.3	$159.2	$454.5

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

	Three Months Ended
	March 31, 2024	March 31, 2023
Basic computation	61,265,967	59,776,195
Dilutive effect of:
Performance share awards(1)	43,652	13,009
Diluted computation	61,309,619	59,789,204

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of March 31, 2024, there were 54,182 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 69,853 shares as of March 31, 2023.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,418	$1,494	$80	$87
Interest cost	5,733	6,565	147	176
Expected return on plan assets	(6,328)	(6,686)	(319)	(275)
Amortization of prior service credit	—	—	—	29
Recognized actuarial (gain) loss	11	140	(12)	31
Net periodic benefit cost (credit)	$834	$1,513	$(104)	$48

We did not contribute to our pension plans during the three months ended March 31, 2024. We expect to contribute $11.2 million to our pension plans during the remainder of 2024.

(10) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION
Except as set forth below, the circumstances set forth in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 appropriately represent, in all material respects, the current status of our environmental liabilities and regulation.

Environmental Protection Agency (EPA) Rules

As previously reported, draft Greenhouse Gas (GHG) emission standards for existing coal-fired facilities and new coal and natural gas-fired facilities, including enhanced Mercury Air Toxics Standard (MATS) rules, were released by the EPA in the second quarter of 2023. Our review of these draft rules indicated they would require potentially expensive upgrades at Colstrip Units 3 and 4 to comply, with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. On April 25, 2024, the EPA released final rules related to GHG emission standards (GHG Rules) for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements (MATS Rules). The final MATS and GHG Rules will require compliance as early as 2028 and 2032, respectively. We are evaluating how the final MATS and GHG Rules may impact our coal-fired generation facilities and operations.

Previous efforts by the EPA were met with extensive litigation and we anticipate a similar response to the new GHG Rules and MATS Rules. As the MATS Rules and GHG Rules are implemented, it could result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the MATS or GHG regulations that, in our view, disproportionately impact customers in our region.

These GHG Rules and MATS Rules as well as future additional environmental requirements - federal or state - could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions or hazardous air pollutants may not be available within a timeframe consistent with the implementation of any such requirements.

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

The litigation has a long prior history in state and federal court, including before the United States Supreme Court, as detailed in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). On August 1, 2018, the Federal District Court granted our and Talen’s motions to dismiss the State’s Complaint as it pertains to the navigability of the riverbeds associated with four of our hydroelectric facilities near Great Falls. A bench trial before the Federal District Court commenced January 4, 2022, and concluded on January 18, 2022, which addressed the issue of navigability concerning our other six facilities. On August 25, 2023, the Federal District Court issued its Findings of Fact, Conclusions of Law and Order (the "Order"), which found all but one of the segments of the riverbeds in dispute not navigable, and thus not owned by the State of Montana. The one segment found navigable, and thus owned by the State, was the segment on which the Black Eagle development was located. The State filed a motion to pursue an interlocutory appeal of the Order, and on January 2, 2024, the Federal District Court certified the Order for appeal to the 9th Circuit Court of Appeals. Briefing in the appeal is underway. Damages were bifurcated by agreement and will be tried separately for the Black Eagle segment, and any other segments found navigable should the State prevail on appeal.

We dispute the State’s claims and intend to continue to vigorously defend the lawsuit. If the Federal District Court calculates damages as the State District Court did in 2008, we do not anticipate the resulting annual rent for the Black Eagle segment would have a material impact to our financial position or results of operations. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the Montana Public Service Commission (MPSC) would approve any such recovery.

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

As a result of the mandate, the owners have disagreed on various operational funding decisions, including whether closure requires each owner’s consent under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), to resolve the issues of whether closure requires each owner's consent and to clarify each owner's obligations to continue to fund operations until all joint owners agree on closure. The owners previously agreed to stay the Arbitration in an effort to work out a global resolution to the dispute, but that stay has now expired. The parties were not able to agree to continue the stay, and are presently in the process of identifying and retaining an arbitrator (or arbitrators) and are proceeding with the Arbitration.

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

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State District Court, against the Montana Department of Environmental Quality (MDEQ) and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the Yellowstone County Generating Station's air quality construction permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our appeal to the Montana Supreme Court. Oral argument is presently scheduled for May 15, 2024, and a determination of the appeal will follow. We recommenced construction in June 2023 and expect the plant to be operational by the end of the third quarter 2024. The ultimate resolution of the lawsuit challenging the Yellowstone County Generating Station air quality permit could impact our ability to operate the facility and increase costs.

During the litigation of the air permit, Montana House Bill 971 was signed into law, preventing the MDEQ from, except under certain exceptions, evaluating greenhouse gas emissions and corresponding impacts to the climate in environmental reviews of large projects such as coal mines and power plants. On June 1, 2023, the MDEQ issued its draft supplemental environmental assessment that contained the updated exterior lighting analysis, and the MDEQ indicated that no other analysis was necessary. The comment period concerning the MDEQ’s draft supplemental environmental assessment ended on July 3, 2023. On August 4, 2023, the Montana First Judicial District Court in Held v. State of Montana, a separate case by Montana youths alleging climate damages, issued its order finding House Bill 971 unconstitutional delaying the issuance of the revised Yellowstone County Generating Station's air permit. The Montana Supreme Court granted NorthWestern permission to participate as amicus in the Held appeal. The outcome of the Held case could pose additional delays and costs for the Yellowstone County Generating Station.

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

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 775,300 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2024 and 2023.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2023 RESULTS

	Three Months Ended March 31, 2024 vs. 2023
	Income Before Income Taxes	Income Tax Expense(3)	Net Income
		(in millions)
First Quarter, 2023	$72.7	$(10.2)	$62.5
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
New base rates	19.8	(5.0)	14.8
Higher electric transmission revenue	3.5	(0.9)	2.6
Montana property tax tracker collections	0.9	(0.2)	0.7
Higher non-recoverable Montana electric supply costs due to higher electric supply costs	(3.5)	0.9	(2.6)
Lower natural gas retail volumes	(3.5)	0.9	(2.6)
Lower electric retail volumes	(3.2)	0.8	(2.4)
Lower revenue from higher production tax credits, offset within income tax benefit	(0.5)	0.5	—
Other	0.1	0.0	0.1

Variance in expense items(2) impacting net income:
Higher operating, maintenance, and administrative expenses	(4.3)	1.1	(3.2)
Higher depreciation expense	(3.5)	0.9	(2.6)
Higher interest expense	(3.0)	0.8	(2.2)
Higher property and other taxes not recoverable within trackers	(0.4)	0.1	(0.3)
Other	0.3	0.0	0.3
First Quarter, 2024	$75.4	$(10.3)	$65.1
Change in Net Income			$2.6
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended March 31, 2024 was $65.1 million as compared with $62.5 million for the same period in 2023. This increase was primarily due to new base rates resulting from the Montana and South Dakota rate reviews, higher transmission revenues, and higher Montana property tax tracker collection, partly offset by lower electric and natural gas retail volumes, higher non-recoverable Montana electric supply costs, higher depreciation and depletion expense, higher operating, maintenance, and administrative expenses, and higher interest expense.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2023 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Yellowstone County 175 MW plant

Construction of the new generation facility continues to progress and we expect the plant to be operational by the end of the third quarter 2024. The lawsuit challenging the Yellowstone County Generating Station (YCGS) air quality permit, which required us to suspend construction activities for a period of time, as well as additional related legal and construction challenges, delayed the project timing and have increased costs. As of March 31, 2024, total costs of approximately $267.5 million have been incurred, with expected total costs of approximately $310.0 million to $320.0 million. See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding legal challenges impacting YCGS.

Montana Rate Review

We anticipate filing a Montana electric and natural gas rate review with the MPSC in the third quarter of 2024 based on a 2023 test year. Within this rate review filing we also anticipate a prudence review of the Yellowstone County Generating Station.

Power Costs and Credits Adjustment Mechanism (PCCAM)

As of March 31, 2024, we have under-collected our total Montana electric supply costs for the July 2023 through June 2024 PCCAM year by approximately $24.0 million. The significant increase to our under-collected costs during the three months ended March 31, 2024 was driven by a January cold weather event in our service territory. We also remained under-collected for the July 2022 through June 2023 PCCAM year by approximately $8.5 million, which we expect to recover within rates by June 2024. We submit quarterly and annual PCCAM filings with the MPSC to recover, or refund, under- or over-collected Montana electric supply costs. PCCAM rates are being adjusted through the quarterly filings to provide a more timely recovery of deferred balances instead of annual recovery.

Under the PCCAM, net costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended March 31, 2024, we under-collected supply costs of $27.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $3.0 million (10 percent of the PCCAM Base cost variance). For the three months ended March 31, 2023, we over-collected costs of $4.3 million resulting in a decrease to the under collection of costs, and recorded an increase in pre-tax earnings of $0.5 million.

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

EPA Rules

Draft GHG emission standards for existing coal-fired facilities and new coal and natural gas-fired facilities, including enhanced MATS rules, were released by the EPA in the second quarter of 2023. Our review of these draft rules indicated they would require potentially expensive upgrades at Colstrip Units 3 and 4 to comply, with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. On April 25, 2024, the EPA released final rules related to GHG emission standards for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements. The final MATS and GHG Rules will require compliance as early as 2028 and 2032, respectively. We are evaluating how the final MATS and GHG Rules may impact our coal-fired generation facilities and operations.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Consolidated net income for the three months ended March 31, 2024 was $65.1 million as compared with $62.5 million for the same period in 2023. This increase was primarily due to new base rates resulting from the Montana and South Dakota rate reviews, higher transmission revenues, and higher Montana property tax tracker collection, partly offset by lower electric and natural gas retail volumes, higher non-recoverable Montana electric supply costs, higher depreciation and depletion expense, higher operating, maintenance, and administrative expenses, and higher interest expense.

Consolidated gross margin for the three months ended March 31, 2024 was $142.5 million as compared with $130.7 million in 2023, an increase of $11.8 million, or 9.0 percent. This increase was primarily due to new base rates resulting from the Montana and South Dakota rate reviews, higher transmission revenues, and higher Montana property tax tracker collections, partly offset by lower electric and natural gas retail volumes, higher non-recoverable Montana electric supply costs, and higher depreciation and depletion expense.

	Electric		Natural Gas		Total
	2024	2023	2024	2023	2024	2023
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$343.2	$295.3	$132.1	$159.2	$475.3	$454.5
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	115.3	78.1	59.4	87.4	174.7	165.5
Less: Operating and maintenance	40.3	42.4	13.9	13.5	54.2	55.9
Less: Property and other taxes	36.3	38.3	10.9	10.9	47.2	49.2
Less: Depreciation and depletion	47.3	43.9	9.4	9.3	56.7	53.2
Gross Margin	104.0	92.6	38.5	38.1	142.5	130.7
Operating and maintenance	40.3	42.4	13.9	13.5	54.2	55.9
Property and other taxes	36.3	38.3	10.9	10.9	47.2	49.2
Depreciation and depletion	47.3	43.9	9.4	9.3	56.7	53.2
Utility Margin(1)	$227.9	$217.2	$72.7	$71.8	$300.6	$289.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$227.9	$217.2	$10.7	4.9%
Natural Gas	72.7	71.8	0.9	1.3
Total Utility Margin(1)	$300.6	$289.0	$11.6	4.0%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended March 31, 2024 was $300.6 million as compared with $289.0 million for the same period in 2023, an increase of $11.6 million, or 4.0 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
New base rates	$19.8
Higher transmission revenue due to market conditions	3.5
Montana property tax tracker collections	0.9
Higher Montana natural gas transportation	0.2
Higher non-recoverable Montana electric supply costs due to higher electric supply costs	(3.5)
Lower natural gas retail volumes	(3.5)
Lower electric retail volumes	(3.2)
Other	(0.1)
Change in Utility Margin Items Impacting Net Income	14.1
Utility Margin Items Offset Within Net Income
Lower property and other taxes recovered in revenue, offset in property and other taxes	(2.4)
Lower revenue from higher production tax credits, offset in income tax expense	(0.5)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.4
Change in Utility Margin Items Offset Within Net Income	(2.5)
Increase in Consolidated Utility Margin(1)	$11.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Lower electric retail volumes were driven by unfavorable weather in Montana and South Dakota impacting residential demand and lower commercial demand, partly offset by customer growth. Lower natural gas retail volumes were driven by unfavorable weather in Montana and South Dakota impacting residential and commercial demand.

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$54.2	$55.9	$(1.7)	(3.0)%
Administrative and general	40.4	34.7	5.7	16.4
Property and other taxes	47.2	49.2	(2.0)	(4.1)
Depreciation and depletion	56.7	53.2	3.5	6.6
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$198.5	$193.0	$5.5	2.8%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $198.5 million for the three months ended March 31, 2024, as compared with $193.0 million for the three months ended March 31, 2023. Primary components of the change include the following (in millions):

Operating Expenses
2024 vs. 2023
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions and higher depreciation rates	$3.5
Litigation outcome (Pacific Northwest Solar)	2.4
Non-cash impairment of alternative energy storage investment	2.2
Higher labor and benefits(1)	1.6
Higher insurance expense	0.5
Higher property and other taxes not recoverable within trackers	0.4
Lower expenses at our electric generation facilities	(2.6)
Other	0.2
Change in Items Impacting Net Income	8.2

Operating Expenses Offset Within Net Income
Lower property and other taxes recovered in trackers, offset in revenue	(2.4)
Pension and other postretirement benefits, offset in other income(1)	(0.9)
Higher operating and maintenance expenses recovered in trackers, offset in revenue	0.4
Higher deferred compensation, offset in other income	0.2
Change in Items Offset Within Net Income	(2.7)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$5.5
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

Consolidated operating income for the three months ended March 31, 2024 was $102.1 million as compared with $96.0 million in the same period of 2023. This increase was primarily driven by new base rates resulting from the Montana and South Dakota rate reviews, higher transmission revenues, and higher Montana property tax tracker collections, partly offset by lower electric and natural gas retail volumes, higher non-recoverable Montana electric supply costs, higher depreciation and depletion expense, and higher operating, administrative and general expenses.

Consolidated interest expense was $31.0 million for the three months ended March 31, 2024 as compared with $28.0 million for the same period of 2023. This increase was due to higher interest on long term debt partly offset by lower interest on our revolving credit facilities and higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $4.3 million for the three months ended March 31, 2024 as compared with $4.7 million for the same period of 2023. This decrease was primarily due to a $2.5 million non-cash impairment of an alternative energy storage equity investment and an increase in the non-service component of pension expense, partly offset by a $2.3 million reversal of a previously expensed Community Renewable Energy Project penalty due to a favorable legal ruling and higher capitalization of AFUDC.

Consolidated income tax expense was $10.3 million for the three months ended March 31, 2024 as compared to $10.2 million for the same period of 2023. Our effective tax rate for the three months ended March 31, 2024 was 13.7% as compared with 14.1% for the same period in 2023.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2024		2023
Income Before Income Taxes	$75.4		$72.7

Income tax calculated at federal statutory rate	15.8	21.0%	15.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.6	0.9	1.0	1.3
Flow-through repairs deductions	(6.1)	(8.2)	(5.8)	(8.0)
Production tax credits	(3.0)	(4.0)	(3.2)	(4.4)
Amortization of excess deferred income tax	(0.4)	(0.5)	(0.8)	(1.1)
Plant and depreciation flow-through items	3.1	4.1	0.7	0.9
Share-based compensation	0.3	0.4	0.4	0.5
Reduction to previously claimed alternative minimum tax credit	—	—	3.2	4.4
Other, net	0.0	0.0	(0.6)	(0.5)
	(5.5)	(7.3)	(5.1)	(6.9)

Income tax expense	$10.3	13.7%	$10.2	14.1%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$117,363	$125,462	$(8,099)	(6.5)%	847	871	326,317	320,739
South Dakota	19,310	19,771	(461)	(2.3)	173	195	51,451	51,276
Residential	136,673	145,233	(8,560)	(5.9)	1,020	1,066	377,768	372,015
Montana	101,503	112,613	(11,110)	(9.9)	824	851	75,676	74,262
South Dakota	27,773	25,128	2,645	10.5	287	279	13,011	12,942
Commercial	129,276	137,741	(8,465)	(6.1)	1,111	1,130	88,687	87,204
Industrial	11,669	11,841	(172)	(1.5)	725	626	79	78
Other	4,816	5,254	(438)	(8.3)	13	15	4,920	4,859
Total Retail Electric	$282,434	$300,069	$(17,635)	(5.9)%	2,869	2,837	471,454	464,156
Regulatory amortization	36,346	(25,297)	61,643	(243.7)
Transmission	22,387	18,893	3,494	18.5
Wholesale and Other	2,019	1,643	376	22.9
Total Revenues	$343,186	$295,308	$47,878	16.2%
Fuel, purchased supply and direct transmission expense(1)	115,341	78,134	37,207	47.6
Utility Margin(2)	$227,845	$217,174	$10,671	4.9%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	3,338	3,539	3,336	6% warmer	remained flat
South Dakota	3,475	4,344	4,188	20% warmer	17% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended March 31, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
New base rates	$14.9
Higher transmission revenue due to market conditions	3.5
Montana property tax tracker collections	2.0
Lower retail volumes	(3.2)
Higher non-recoverable Montana electric supply costs due to higher electric supply costs	(3.5)
Other	(0.3)
Change in Utility Margin Items Impacting Net Income	13.4

Utility Margin Items Offset Within Net Income
Lower property and other taxes recovered in revenue, offset in property and other taxes	(2.5)
Lower revenue from higher production tax credits, offset in income tax expense	(0.5)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.3
Change in Utility Margin Items Offset Within Net Income	(2.7)
Increase in Utility Margin(1)	$10.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in Montana and South Dakota impacting residential demand and lower commercial demand, partly offset by customer growth.

The change in regulatory amortization revenue is primarily due to timing differences between when we incur electric supply costs and property taxes and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$48,590	$66,882	$(18,292)	(27.3)%	6,257	6,517	185,216	183,500
South Dakota	13,605	19,935	(6,330)	(31.8)	1,437	1,752	42,602	42,150
Nebraska	10,517	20,513	(9,996)	(48.7)	1,231	1,407	38,050	37,965
Residential	72,712	107,330	(34,618)	(32.3)	8,925	9,676	265,868	263,615
Montana	25,083	36,339	(11,256)	(31.0)	3,397	3,687	26,083	25,666
South Dakota	9,267	14,286	(5,019)	(35.1)	1,314	1,502	7,371	7,252
Nebraska	6,218	13,163	(6,945)	(52.8)	861	999	5,082	5,076
Commercial	40,568	63,788	(23,220)	(36.4)	5,572	6,188	38,536	37,994
Industrial	419	729	(310)	(42.5)	60	75	236	231
Other	575	796	(221)	(27.8)	89	93	195	188
Total Retail Gas	$114,274	$172,643	$(58,369)	(33.8)%	14,646	16,032	304,835	302,028
Regulatory amortization	6,926	(25,401)	32,327	127.3
Wholesale and other	10,956	11,992	(1,036)	(8.6)
Total Revenues	$132,156	$159,234	$(27,078)	(17.0)%
Fuel, purchased supply and direct transmission expense(1)	59,380	87,358	(27,978)	(32.0)
Utility Margin(2)	$72,776	$71,876	$900	1.3%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	3,380	3,592	3,333	6% warmer	1% colder
South Dakota	3,475	4,344	4,188	20% warmer	17% warmer
Nebraska	2,993	3,364	3,349	11% warmer	11% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended March 31, 2024 and 2023:

Utility Margin 2023 vs. 2022
(in millions)
Utility Margin Items Impacting Net Income
New base rates	$4.9
Higher Montana natural gas transportation	0.2
Lower retail volumes	(3.5)
Montana property tax tracker collections	(1.1)
Other	0.2
Change in Utility Margin Items Impacting Net Income	0.7

Utility Margin Items Offset Within Net Income
Higher property and other taxes recovered in revenue, offset in property and other taxes	0.1
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	0.2
Increase in Utility Margin(1)	$0.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in all jurisdictions impacting residential and commercial demand, partly offset by customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 16 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding these dividend restrictions. As of March 31, 2024, we are in compliance with these provisions.

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

As of March 31, 2024, our total net liquidity was approximately $418.2 million, including $4.2 million of cash and $414.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$65.1	$62.5
Non-cash adjustments to net income	69.4	43.8
Changes in working capital	33.4	107.8
Other noncurrent assets and liabilities	(6.2)	(0.4)
Cash Provided by Operating Activities	161.7	213.7

Investing Activities
Property, plant and equipment additions	(108.8)	(136.6)
Investment in equity securities	(0.2)	—
Cash Used in Investing Activities	(109.0)	(136.6)

Financing Activities
Issuance of long-term debt	215.0	220.0
Line of credit repayments, net	(132.0)	(253.0)
Repayments on long-term debt	(100.0)	—
Dividends on common stock	(39.6)	(38.0)
Other financing activities, net	(0.9)	(1.5)
Cash Used in Financing Activities	(57.5)	(72.5)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(4.8)	4.6
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25.2	22.5
Cash, Cash Equivalents, and Restricted Cash, end of period	$20.4	$27.1

Operating Activities

As of March 31, 2024, cash, cash equivalents, and restricted cash were $20.4 million as compared with $25.2 million as of December 31, 2023 and $27.1 million as of March 31, 2023. Cash provided by operating activities totaled $161.7 million for the three months ended March 31, 2024 as compared with $213.7 million during the three months ended March 31, 2023. As shown in the table below, this decrease in operating cash flows is primarily due to an increase in our under collection of energy supply costs for the three months ended March 31, 2024, compared to a decrease in our under collection of energy supply costs for the same period in 2023. The increase in uncollected energy supply costs for the three months ended March 31, 2024, was due to a January 2024 cold weather event.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash inflows (outflows)
2023	$115.4	$66.5	$48.9
2024	$7.8	$40.4	$(32.6)
Decrease in net cash inflows			$(81.5)

Investing Activities

Cash used in investing activities totaled $109.0 million during the three months ended March 31, 2024, as compared with $136.6 million during the three months ended March 31, 2023. Plant additions during the first three months of 2024 include maintenance additions of approximately $49.2 million and capacity related capital expenditures of $59.6 million. Plant additions during the first three months of 2023 included maintenance additions of approximately $83.1 million and capacity related capital expenditures of approximately $53.5 million.

Financing Activities

Cash used in financing activities totaled $57.5 million during the three months ended March 31, 2024, as compared with $72.5 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, cash used in financing activities reflects net repayments under our revolving lines of credit of $132.0 million, repayment of 1.00 percent, $100.0 million of Montana First Mortgage Bonds, and payment of dividends of $39.6 million, partly offset by proceeds from the issuance of debt of $215.0 million. During the three months ended March 31, 2023, cash used in financing activities reflects net repayments under our revolving lines of credit of $253.0 million and payment of dividends of $38.0 million, partly offset by proceeds from the issuance of debt of $220.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of March 31, 2024, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

For further information on our credit facilities, see Note 10 - Unsecured Credit Facilities in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024 and 2023 the outstanding balances of our credit facilities were $186.0 million and $197.0 million, respectively. As of April 19, 2024, the availability under our credit facilities was approximately $529.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities.

For further information on our recent long-term debt activity, see Note 5 - Financing Activities to the Condensed Consolidated Financial Statements included herein.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 19, 2024, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2024.

	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Long-term debt(1)	$2,780,660	$—	$300,000	$105,000	$—	$365,660	$2,010,000
Finance leases	7,996	2,535	3,596	1,865	—	—	—
Estimated pension and other postretirement obligations(2)	57,063	12,215	11,437	11,137	11,137	11,137	N/A
Qualifying facilities liability(3)	284,535	55,583	60,360	55,393	56,665	42,400	14,134
Supply and capacity contracts(4)	3,418,292	257,795	289,569	297,364	277,189	259,089	2,037,286
Contractual interest payments on debt(5)	1,608,248	92,784	117,702	111,612	109,952	107,096	1,069,102
Commitments for significant capital projects(6)	40,865	35,082	5,783	—	—	—	—
Total Commitments(7)	$8,197,659	$455,994	$788,447	$582,371	$454,943	$785,382	$5,130,522
_________________________
(1)Represents cash payments for long-term debt and excludes $13.5 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $67 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $284.5 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $251.3 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 6.82 percent on the outstanding balance through maturity of the facilities.
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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. We have established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A.  RISK FACTORS

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2023 for disclosure of the risk factors that could have a significant impact on our business, financial condition, results of operations or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not changed materially since such disclosure.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Severance and Equity Compensation Plans

On April 25, 2024, the Board of Directors of NorthWestern Energy Group approved updated severance benefits for the Company’s officers through amendments to (a) the NorthWestern Corporation Key Employee Severance Plan (Severance Plan) and (b) the NorthWestern Energy Group, Inc. Equity Compensation Plan (Equity Plan).

With respect to each of the Company’s named executive officers (NEO), the Severance Plan, as amended, provides for the payment of severance benefits in the event of an involuntary termination by the Company without cause or a voluntary termination of employment by the employee for good reason within 24 months after a change in control.

To receive severance benefits under the Severance Plan, the NEO must execute and deliver the Company's form of severance and release agreement upon involuntary termination without cause. Further, severance benefits provided by the Severance Plan are subject to forfeiture or recoupment to the extent provided under our Policy for Recovery of Erroneously Awarded Compensation.

As amended, the Severance Plan provides for the following severance benefits for each of the Company’s participating officers (including the NEOs):

Non-Change in Control Termination - If no change in control of the Company has occurred within the prior 24 months, an NEO is entitled to the following severance benefits if the Company terminates the NEO’s employment without “cause” (as defined in the Severance Plan):

•A severance payment equal to 2x (for the Chief Executive Officer) or 1.5x (for other NEOs) the officer’s annual base pay;
•A prorated annual incentive payment for the current year based on actual plan performance through month prior to termination;
•Reimbursement of COBRA premiums for 24 months; and
•Outplacement services with a value of up to $20,000 over a 12-month period.

Change in Control Termination - During the 24-month period following a change in control of the Company, an NEO is entitled to the following severance benefits if the Company terminates the NEO’s employment without cause or if the NEO voluntarily terminates employment for “good reason” (as defined in the Severance Plan):

•A severance payment equal to 2.5x the sum of the NEO’s annual base pay and target annual incentive bonus;

•A prorated annual incentive payment for the current year based on actual plan performance through month prior to termination;
•Reimbursement of COBRA premiums for 24 months; and
•Outplacement services with a value of up to $20,000 over a 12-month period.

The Equity Plan was amended to address the treatment of future equity awards in the event of a change in control. As amended, if any such awards that are outstanding at the time of a change in control are not assumed or substituted by the successor corporation following the change in control, such awards will vest in full at target level immediately prior to the change in control. Alternatively, any such awards that are outstanding at the time of a change in control but that are assumed or substituted by the successor corporation, to the extent not previously vested or forfeited, will vest in full at the target level immediately prior to an “involuntary termination” (as defined in the Equity Plan) of the participant that occurs within 24 months after the change in control.

The summaries of the Severance Plan and Equity Plan provided in this 10-Q are qualified in their entirety by reference to the text of such plans, which are included as Exhibits 10.7 and 10.8 to this 10-Q and incorporated herein by reference.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Asset and Stock Transfer Agreement, dated December 27, 2023, among NW Corp, NorthWestern Energy Group, and NWE Public Service (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated January 2, 2024, Commission File No. 000-56598).

Exhibit 10.2— Twentieth Supplemental Indenture, dated as of January 1, 2024, between NWE Public Service and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1of NorthWestern Energy Group's Current Report on Form 8-K, dated January 2, 2024, Commission File No. 000-56598).

Exhibit 10.3 — Forty-fifth Supplemental Indenture, dated as of March 1, 2024, between NW Corp and The Bank of New York Mellon and Dimple Gandhi, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 28, 2024, Commission File No. 000-56598).

Exhibit 10.4 — Twenty-first Supplemental Indenture, dated as of March 1, 2024, between NWE Public Service and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 28, 2024, Commission File No. 000-56598).

Exhibit 10.5 — Form of 2024 Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Energy Group’s Current Report on Form 8-K, dated February 20, 2024, Commission File No. 000-56598).

Exhibit 10.6 — Form of 2024 Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Energy Group’s Current Report on Form 8-K, dated February 20, 2024, Commission File No. 000-56598).

Exhibit 10.7 — NorthWestern Corporation Amended and Restated Key Employee Severance Plan, as amended and restated effective April 25, 2024.

Exhibit 10.8 — NorthWestern Energy Group, Inc. Amended and Restated Equity Compensation Plan, as amended and restated effective April 25, 2024.

Exhibit 31.1 — Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 31.2 — Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 32.1 — Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

Exhibit 32.2 — Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

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

NorthWestern Energy Group, Inc.
Date:	April 26, 2024	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer