Form 10-Q
period 2024-06-30
NorthWestern Energy Group, Inc.
filed 2024-07-31
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,300,497 shares outstanding at July 26, 2024

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Electric	$260,134	$229,266	$603,320	$524,574
Gas	59,795	61,236	191,951	220,470
Total Revenues	319,929	290,502	795,271	745,044
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	76,480	67,578	251,201	233,070
Operating and maintenance	57,367	54,840	111,549	110,701
Administrative and general	31,281	29,955	71,726	64,703
Property and other taxes	36,256	40,129	83,427	89,280
Depreciation and depletion	56,933	52,380	113,676	105,628
Total Operating Expenses	258,317	244,882	631,579	603,382
Operating income	61,612	45,620	163,692	141,662
Interest expense, net	(31,875)	(28,411)	(62,854)	(56,419)
Other income, net	6,160	4,062	10,479	8,799
Income before income taxes	35,897	21,271	111,317	94,042
Income tax expense	(4,243)	(2,147)	(14,577)	(12,388)
Net Income	$31,654	$19,124	$96,740	$81,654

Average Common Shares Outstanding	61,289	59,804	61,277	59,790
Basic Earnings per Average Common Share	$0.52	$0.32	$1.58	$1.37
Diluted Earnings per Average Common Share	$0.52	$0.32	$1.58	$1.37
Dividends Declared per Common Share	$0.65	$0.64	$1.30	$1.28

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$31,654	$19,124	$96,740	$81,654
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	(1)	(2)	(3)
Postretirement medical liability adjustment	—	(167)	—	(334)
Reclassification of net losses on derivative instruments	113	113	226	226
Total Other Comprehensive Income (Loss)	112	(55)	224	(111)
Comprehensive Income	$31,766	$19,069	$96,964	$81,543

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$6,398	$9,164
Restricted cash	24,640	16,023
Accounts receivable, net	149,500	212,257
Inventories	114,956	114,539
Regulatory assets	42,024	29,626
Prepaid expenses and other	26,527	25,397
Total current assets	364,045	407,006
Property, plant, and equipment, net	6,193,234	6,039,801
Goodwill	357,586	357,586
Regulatory assets	748,857	743,945
Other noncurrent assets	50,097	52,314
Total Assets	$7,713,819	$7,600,652
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,462	$3,338
Current portion of long-term debt	224,926	99,950
Short-term borrowings	100,000	—
Accounts payable	91,258	124,340
Accrued expenses and other	244,000	246,167
Regulatory liabilities	36,164	61,103
Total current liabilities	699,810	534,898
Long-term finance leases	3,730	5,461
Long-term debt	2,569,553	2,684,635
Deferred income taxes	629,311	600,520
Noncurrent regulatory liabilities	658,857	657,452
Other noncurrent liabilities	345,301	332,372
Total Liabilities	4,906,562	4,815,338
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,803,261 and 61,299,477 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	648	648
Treasury stock at cost	(97,776)	(97,926)
Paid-in capital	2,082,857	2,078,753
Retained earnings	828,960	811,495
Accumulated other comprehensive loss	(7,432)	(7,656)
Total Shareholders' Equity	2,807,257	2,785,314
Total Liabilities and Shareholders' Equity	$7,713,819	$7,600,652

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$96,740	$81,654
Items not affecting cash:
Depreciation and depletion	113,676	105,628
Amortization of debt issuance costs, discount and deferred hedge gain	2,337	2,636
Stock-based compensation costs	3,797	4,868
Equity portion of allowance for funds used during construction	(9,397)	(7,812)
Loss (gain) on disposition of assets	21	(20)
Impairment of alternative energy storage investment	4,659	—
Deferred income taxes	12,953	(10,005)
Changes in current assets and liabilities:
Accounts receivable	62,757	97,779
Inventories	(417)	(218)
Other current assets	(1,130)	2,474
Accounts payable	(20,693)	(63,127)
Accrued expenses and other	(2,157)	(3,029)
Regulatory assets	(12,398)	83,139
Regulatory liabilities	(24,939)	7,299
Other noncurrent assets and liabilities	(1,866)	(7,201)
Cash Provided by Operating Activities	223,943	294,065
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(247,361)	(263,362)
Investment in equity securities	(917)	(2,426)
Cash Used in Investing Activities	(248,278)	(265,788)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	10,802
Dividends on common stock	(79,275)	(76,085)
Issuance of long-term debt	215,000	300,000
Issuances of short-term borrowings	100,000	—
Repayments on long-term debt	(100,000)	—
Line of credit repayments, net	(105,000)	(259,000)
Other financing activities, net	(539)	(2,437)
Cash Provided by (Used in) Financing Activities	30,186	(26,720)
Increase in Cash, Cash Equivalents, and Restricted Cash	5,851	1,557
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25,187	22,463
Cash, Cash Equivalents, and Restricted Cash, end of period	$31,038	$24,020
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(4,669)	$3,204
Interest	59,995	51,047
Significant non-cash transactions:
Capital expenditures included in accounts payable	27,144	20,938
Refinancing of Pollution Control Revenue Refunding Bonds	—	144,660
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2023	63,326	3,533	$633	$(98,471)	$2,002,839	$795,903	$(7,904)	$2,693,000

Net income	—	—	—	—	—	19,124	—	19,124
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	3	—	—	—	1,378	—	—	1,378
Issuance of shares	189	(6)	2	169	11,150	—	—	11,321
Dividends on common stock ($0.640 per share)	—	—	—	—	—	(38,044)	—	(38,044)
Balance at June 30, 2023	63,518	3,527	$635	$(98,302)	$2,015,367	$776,983	$(7,959)	$2,686,724

Balance at March 31, 2024	64,798	3,515	$648	$(97,990)	$2,080,953	$836,951	$(7,544)	$2,813,018

Net income	—	—	—	—	—	31,654	—	31,654
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	5	—	—	—	1,732	—	—	1,732
Issuance of shares	—	(11)	—	214	172	—	—	386
Dividends on common stock ( $0.650 per share)	—	—	—	—	—	(39,645)	—	(39,645)
Balance at June 30, 2024	64,803	3,504	$648	$(97,776)	$2,082,857	$828,960	$(7,432)	$2,807,257

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2022	63,278	3,534	$633	$(98,392)	$1,999,376	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	81,654	—	81,654
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(334)	(334)
Stock-based compensation	51	—	—	—	4,672	—	—	4,672
Issuance of shares	189	(7)	2	90	11,319	—	—	11,411
Dividends on common stock ($1.280 per share)	—	—	—	—	—	(76,085)	—	(76,085)
Balance at June 30, 2023	63,518	3,527	$635	$(98,302)	$2,015,367	$776,983	$(7,959)	$2,686,724

Balance at December 31, 2023	64,762	3,513	$648	$(97,926)	$2,078,753	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	96,740	—	96,740
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	—	—
Stock-based compensation	41	—	—	(272)	3,771	—	—	3,499
Issuance of shares	—	(9)	—	422	333	—	—	755
Dividends on common stock ($1.300 per share)	—	—	—	—	—	(79,275)	—	(79,275)
Balance at June 30, 2024	64,803	3,504	$648	$(97,776)	$2,082,857	$828,960	$(7,432)	$2,807,257

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2024 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$6,398	$9,164	$7,757	$8,489
Restricted cash	24,640	16,023	16,263	13,974
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$31,038	$25,187	$24,020	$22,463

Goodwill

We completed our annual goodwill impairment test as of April 1, 2024, and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

(2) Regulatory Matters

Montana Rate Review

On July 10, 2024, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC). The filing requests a base rate annual revenue increase of $156.5 million ($69.4 million net with Property Tax and Power Cost and Credit Adjustment Mechanism (PCCAM) tracker adjustments) for electric and $28.6 million for natural gas. Our request is based on a return on equity of 10.80 percent with a capital structure including 46.81 percent equity, and forecasted 2024 electric and natural gas rate base of $3.45 billion and $731.9 million, respectively. The electric rate base investment includes the 175-megawatt natural gas-fired Yellowstone County Generating Station ("YCGS"), which is expected to be in service during the third quarter of 2024. We requested interim base rates to be effective October 1, 2024.

South Dakota Natural Gas Rate Review

On June 21, 2024, we filed a natural gas rate review (2023 test year) with the South Dakota Public Utilities Commission. The filing requests a base rate annual revenue increase of $6.0 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $95.6 million. If a final order is not received by December 21, 2024, interim base rates may go into effect.

Nebraska Natural Gas Rate Review

On June 6, 2024, we filed a natural gas rate review (2023 test year) with the Nebraska Public Service Commission. The filing requests a base rate annual revenue increase of $3.6 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $47.4 million. Interim base rates are not anticipated to be implemented prior to October 1, 2024.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2024		2023
Income before income taxes	$35,897		$21,271

Income tax calculated at federal statutory rate	7,539	21.0%	4,467	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	49	0.1	273	1.3
Flow-through repairs deductions	(3,069)	(8.5)	(1,708)	(8.0)
Production tax credits	(2,004)	(5.6)	(1,147)	(5.4)
Amortization of excess deferred income tax	(196)	(0.5)	(233)	(1.1)
Plant and depreciation flow-through items	1,060	3.0	201	0.9
Other, net	864	2.3	294	1.4
	(3,296)	(9.2)	(2,320)	(10.9)

Income tax expense	$4,243	11.8%	$2,147	10.1%

	Six Months Ended June 30,
	2024		2023
Income before income taxes	$111,317		$94,042

Income tax calculated at federal statutory rate	23,377	21.0%	19,749	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	688	0.6	1,232	1.3
Flow-through repairs deductions	(9,243)	(8.3)	(7,553)	(8.0)
Production tax credits	(4,987)	(4.5)	(4,346)	(4.6)
Amortization of excess deferred income tax	(556)	(0.5)	(1,032)	(1.1)
Reduction to previously claimed alternative minimum tax credit	—	—	3,186	3.4
Plant and depreciation flow through items	4,139	3.7	889	0.9
Share-based compensation	298	0.3	388	0.4
Other, net	861	0.8	(125)	(0.1)
	(8,800)	(7.9)	(7,361)	(7.8)

Income tax expense	$14,577	13.1%	$12,388	13.2%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $27.3 million as of June 30, 2024, including approximately $24.3 million that, if recognized, would impact our effective tax rate. In the next twelve months we expect the statute of limitations to expire for certain uncertain tax benefits, which would result in a decrease to our total unrecognized tax benefits of approximately $16.9 million.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2024, we have accrued $6.0 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2023, we had accrued $4.5 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2020 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2024			June 30, 2023
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$(1)	$—	$(1)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Defined benefit pension plan and postretirement medical liability adjustment	—	—	—	(212)	45	(167)
Other comprehensive income (loss)	$152	$(40)	$112	$(60)	$5	$(55)

	Six Months Ended
	June 30, 2024			June 30, 2023
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(2)	$—	$(2)	$(3)	$—	$(3)
Reclassification of net income on derivative instruments	306	(80)	226	306	(80)	226
Defined benefit pension plan and postretirement medical liability adjustment	—	—	—	(424)	90	(334)
Other comprehensive income (loss)	$304	$(80)	$224	$(121)	$10	$(111)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2024	December 31, 2023
Foreign currency translation	$1,435	$1,437
Derivative instruments designated as cash flow hedges	(9,147)	(9,373)
Defined benefit pension plan	280	280
Accumulated other comprehensive loss	$(7,432)	$(7,656)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan	Foreign Currency Translation	Total
Beginning balance		$(9,260)	$280	$1,436	$(7,544)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(1)	112
Ending balance		$(9,147)	$280	$1,435	$(7,432)

		Three Months Ended
		June 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,712)	$375	$1,433	$(7,904)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(167)	—	(167)
Net current-period other comprehensive income (loss)		113	(167)	(1)	(55)
Ending balance		$(9,599)	$208	$1,432	$(7,959)

		Six Months Ended
		June 30, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income (loss)		226	—	(2)	224
Ending balance		$(9,147)	$280	$1,435	$(7,432)

		Six Months Ended
		June 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	(3)	(3)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Amounts reclassified from AOCL		—	(334)	—	(334)
Net current-period other comprehensive income (loss)		226	(334)	(3)	(111)
Ending balance		$(9,599)	$208	$1,432	$(7,959)

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2024	Electric	Gas	Other	Eliminations	Total
Operating revenues	$260,134	$59,795	$—	$—	$319,929
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	60,887	15,593	—	—	76,480
Utility margin	199,247	44,202	—	—	243,449
Operating and maintenance	43,467	13,900	—	—	57,367
Administrative and general	23,294	7,821	166	—	31,281
Property and other taxes	28,006	8,251	(1)	—	36,256
Depreciation and depletion	47,546	9,387	—	—	56,933
Operating income (loss)	56,934	4,843	(165)	—	61,612
Interest expense, net	(23,298)	(7,147)	(1,430)	—	(31,875)
Other income, net	4,031	927	1,202	—	6,160
Income tax (expense) benefit	(3,891)	304	(656)	—	(4,243)
Net income (loss)	$33,776	$(1,073)	$(1,049)	$—	$31,654
Total assets	$6,172,704	$1,525,851	$15,264	$—	$7,713,819
Capital expenditures	$112,258	$26,349	$—	$—	$138,607

Three Months Ended
June 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$229,266	$61,236	$—	$—	$290,502
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	42,363	25,215	—	—	67,578
Utility margin	186,903	36,021	—	—	222,924
Operating and maintenance	41,368	13,472	—	—	54,840
Administrative and general	21,635	8,321	(1)	—	29,955
Property and other taxes	31,022	9,104	3	—	40,129
Depreciation and depletion	43,319	9,061	—	—	52,380
Operating income (loss)	49,559	(3,937)	(2)	—	45,620
Interest expense, net	(21,724)	(4,490)	(2,197)	—	(28,411)
Other income (expense), net	2,954	1,144	(36)	—	4,062
Income tax (expense) benefit	(3,515)	(373)	1,741	—	(2,147)
Net income (loss)	$27,274	$(7,656)	$(494)	$—	$19,124
Total assets	$5,878,433	$1,406,068	$9,741	$—	$7,294,242
Capital expenditures	$94,690	$32,068	$—	$—	$126,758

Six Months Ended
June 30, 2024	Electric	Gas	Other	Eliminations	Total
Operating revenues	$603,320	$191,951	$—	$—	$795,271
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	176,228	74,973	—	—	251,201
Utility margin	427,092	116,978	—	—	544,070
Operating and maintenance	83,766	27,783	—	—	111,549
Administrative and general	51,213	17,867	2,646	—	71,726
Property and other taxes	64,306	19,120	1	—	83,427
Depreciation and depletion	94,850	18,826	—	—	113,676
Operating income (loss)	132,957	33,382	(2,647)	—	163,692
Interest expense, net	(47,955)	(13,396)	(1,503)	—	(62,854)
Other income (expense), net	9,492	1,981	(994)	—	10,479
Income tax expense	(11,174)	(2,869)	(534)	—	(14,577)
Net income (loss)	$83,320	$19,098	$(5,678)	$—	$96,740
Total assets	$6,172,704	$1,525,851	$15,264	$—	$7,713,819
Capital expenditures	$202,848	$44,513	$—	$—	$247,361

Six Months Ended
June 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$524,574	$220,470	$—	$—	$745,044
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	120,497	112,573	—	—	233,070
Utility margin	404,077	107,897	—	—	511,974
Operating and maintenance	83,781	26,920	—	—	110,701
Administrative and general	46,603	18,087	13	—	64,703
Property and other taxes	69,273	20,002	5	—	89,280
Depreciation and depletion	87,217	18,411	—	—	105,628
Operating income (loss)	117,203	24,477	(18)	—	141,662
Interest expense, net	(40,284)	(7,741)	(8,394)	—	(56,419)
Other income (expense), net	6,320	2,559	(80)	—	8,799
Income tax expense	(10,143)	(139)	(2,106)	—	(12,388)
Net income (loss)	$73,096	$19,156	$(10,598)	$—	$81,654
Total assets	$5,878,433	$1,406,068	$9,741	$—	$7,294,242
Capital expenditures	$215,509	$47,853	$—	$—	$263,362

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2024			June 30, 2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$86.0	$18.9	$104.9	$83.8	$17.6	$101.4
South Dakota	15.4	5.9	21.3	15.7	8.4	24.1
Nebraska	—	3.8	3.8	—	7.4	7.4
Residential	101.4	28.6	130.0	99.5	33.4	132.9
Montana	99.7	10.7	110.4	101.9	9.9	111.8
South Dakota	26.3	3.7	30.0	25.1	5.5	30.6
Nebraska	—	2.0	2.0	—	4.7	4.7
Commercial	126.0	16.4	142.4	127.0	20.1	147.1
Industrial	11.3	0.2	11.5	10.8	0.2	11.0
Lighting, governmental, irrigation, and interdepartmental	8.6	0.3	8.9	8.7	0.3	9.0
Total Customer Revenues	247.3	45.5	292.8	246.0	54.0	300.0
Other tariff and contract based revenues	24.2	10.6	34.8	20.0	10.6	30.6
Total Revenue from Contracts with Customers	271.5	56.1	327.6	266.0	64.6	330.6
Regulatory amortization and other	(11.4)	3.7	(7.7)	(36.7)	(3.4)	(40.1)
Total Revenues	$260.1	$59.8	$319.9	$229.3	$61.2	$290.5

	Six Months Ended
	June 30, 2024			June 30, 2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$203.4	$67.5	$270.9	$209.3	$84.5	$293.8
South Dakota	34.7	19.5	54.2	35.5	28.3	63.8
Nebraska	—	14.3	14.3	—	28.0	28.0
Residential	238.1	101.3	339.4	244.8	140.8	385.6
Montana	201.2	35.8	237.0	214.5	46.3	260.8
South Dakota	54.1	13.0	67.1	50.3	19.8	70.1
Nebraska	—	8.2	8.2	—	17.8	17.8
Commercial	255.3	57.0	312.3	264.8	83.9	348.7
Industrial	23.0	0.6	23.6	22.6	0.9	23.5
Lighting, governmental, irrigation, and interdepartmental	13.3	0.9	14.2	13.9	1.0	14.9
Total Customer Revenues	529.7	159.8	689.5	546.1	226.6	772.7
Other tariff and contract based revenues	49.3	21.6	70.9	41.3	22.9	64.2
Total Revenue from Contracts with Customers	579.0	181.4	760.4	587.4	249.5	836.9
Regulatory amortization and other	24.3	10.6	34.9	(62.8)	(29.1)	(91.9)
Total Revenues	$603.3	$192.0	$795.3	$524.6	$220.4	$745.0

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

	Three Months Ended
	June 30, 2024	June 30, 2023
Basic computation	61,288,870	59,804,283
Dilutive effect of:
Performance share awards(1)	68,478	45,391
Diluted computation	61,357,348	59,849,674

	Six Months Ended
	June 30, 2024	June 30, 2023
Basic computation	61,277,418	59,790,316
Dilutive effect of:
Performance share awards(1)	56,065	29,200
Diluted computation	61,333,483	59,819,516

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of June 30, 2024, there were 35,933 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 21,890 shares as of June 30, 2023.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,378	$1,422	$74	$79
Interest cost	5,739	6,482	132	161
Expected return on plan assets	(6,335)	(6,671)	(321)	(273)
Amortization of prior service credit	—	—	—	29
Recognized actuarial loss (gain)	6	(3)	(25)	5
Net periodic benefit cost (credit)	$788	$1,230	$(140)	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,796	$2,916	$154	$166
Interest cost	11,472	13,047	279	337
Expected return on plan assets	(12,663)	(13,357)	(640)	(548)
Amortization of prior service credit	—	—	—	58
Recognized actuarial loss (gain)	17	137	(37)	36
Net periodic benefit cost (credit)	$1,622	$2,743	$(244)	$49

We contributed $3.2 million to our pension plans during the six months ended June 30, 2024. We expect to contribute an additional $8.0 million to our pension plans during the remainder of 2024.

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

Environmental Protection Agency (EPA) Rules

On April 25, 2024, the EPA released final rules related to GHG emission standards (GHG Rules) for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements (MATS Rules). Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively.

Previous efforts by the EPA were met with extensive litigation, and this time is no different. We, along with many other utilities, electric cooperatives, organizations, and states, have petitioned for judicial review of the GHG and MATS Rules with the U.S. Court of Appeals for the D.C. Circuit. We have further requested the court stay the implementation of the Rules pending review on the merits, but that judicial relief is discretionary. Briefing is underway for the requests to stay the MATS Rules. On July 19, 2024, the D.C. Circuit denied all consolidated motions to stay the GHG Rules, concluding the petitioners had not shown likelihood of success on the merits and irreparable harm from the GHG Rules' imposition. However, the court ordered the litigation parties to submit a proposed briefing schedule to ensure the case is argued and the GHG Rule is reviewed on the merits as soon as possible. If the MATS Rules and GHG Rules are implemented, it would result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the MATS or GHG regulations that, in our view, disproportionately impact customers in our region.

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

The litigation has a long prior history in state and federal court, including before the United States Supreme Court, as detailed in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). On August 1, 2018, the Federal District Court granted our and Talen’s motions to dismiss the State’s Complaint as it pertains to the navigability of the riverbeds associated with four of our hydroelectric facilities near Great Falls. A bench trial before the Federal District Court commenced January 4, 2022, and concluded on January 18, 2022, which addressed the issue of navigability concerning our other six facilities. On August 25, 2023, the Federal District Court issued its Findings of Fact, Conclusions of Law, and Order (the "Order"), which found all but one of the segments of the riverbeds in dispute not navigable, and thus not owned by the State of Montana. The one segment found navigable, and thus owned by the State, was the segment on which the Black Eagle development was located. The State filed a motion to pursue an interlocutory appeal of the Order, and on January 2, 2024, the Federal District Court certified the Order for appeal to the 9th Circuit Court of Appeals. Briefing in the appeal is underway. Damages were bifurcated by agreement and will be tried separately for the Black Eagle segment, and any other segments found navigable, should the State prevail on appeal.

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

As a result of the mandate, the owners have disagreed on various operational funding decisions, including whether closure requires each owner’s consent under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), to resolve the issues of whether closure requires each owner's consent and to clarify each owner's obligations to continue to fund operations until all joint owners agree on closure. The owners previously agreed to stay the Arbitration in an effort to work out a global resolution to the dispute, but that stay has now expired. The parties were not able to agree to continue the stay, and are presently in the process of retaining an arbitrator and are proceeding with the Arbitration.

Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. Talen is one of the co-owners of Colstrip Unit 3, and the operator of Units 3 and 4. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with Colstrip. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs; though the number of plaintiffs has since decreased to 57. It also added NorthWestern, the other owners of Colstrip, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties. Since this lawsuit remains in its discovery stages, we are unable to predict outcomes. We continue to evaluate a range of reasonably possible losses.

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State District Court, against the Montana Department of Environmental Quality (MDEQ) and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the Yellowstone County Generating Station's air quality construction permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our appeal to the Montana Supreme Court. Oral argument was held May 15, 2024. We recommenced construction in June 2023 and expect the plant to be in service during the third quarter of 2024. The ultimate resolution of the lawsuit challenging the Yellowstone County Generating Station air quality permit could impact our ability to operate the facility.

During the litigation of the air permit, Montana House Bill 971 was signed into law, preventing the MDEQ from, except under certain exceptions, evaluating greenhouse gas emissions and corresponding impacts to the climate in environmental reviews of large projects such as coal mines and power plants. On August 4, 2023, the Montana First Judicial District Court in Held v. State of Montana, a separate case by Montana youths alleging climate damages, issued its order finding House Bill 971 unconstitutional delaying the issuance of the revised Yellowstone County Generating Station's air permit. The Montana Supreme Court granted NorthWestern permission to participate as amicus in the Held appeal. The Montana Supreme Court heard oral argument on the Held appeal on July 10, 2024.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2024 and 2023.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2023 RESULTS

	Three Months Ended June 30, 2024 vs. 2023
	Income Before Income Taxes	Income Tax Expense(3)	Net Income
		(in millions)
Second Quarter, 2023	$21.3	$(2.2)	$19.1
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Base rates	16.4	(4.2)	12.2
Electric transmission revenue	4.1	(1.0)	3.1
Montana property tax tracker collections	2.5	(0.6)	1.9
Natural gas retail volumes	1.1	(0.3)	0.8
Montana natural gas transportation	0.8	(0.2)	0.6
Electric retail volumes	0.6	(0.2)	0.4
QF liability adjustment	(4.2)	1.1	(3.1)
Non-recoverable Montana electric supply costs	(0.9)	0.2	(0.7)
Production tax credits, offset within income tax benefit	(0.8)	0.8	—
Other	3.7	(0.9)	2.8

Variance in expense items(2) impacting net income:
Depreciation	(4.5)	1.1	(3.4)
Interest expense	(3.5)	0.9	(2.6)
Operating, maintenance, and administrative	(2.3)	0.6	(1.7)
Other	1.6	0.7	2.3
Second Quarter, 2024	$35.9	$(4.2)	$31.7
Change in Net Income			$12.6
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended June 30, 2024 was $31.7 million as compared with $19.1 million for the same period in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, Montana property tax tracker collections, and electric and natural gas retail volumes. These were offset in part by a less favorable QF liability adjustment in the current year, non-recoverable Montana electric supply costs, depreciation, operating, administrative and general costs, and interest expense.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2023 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Yellowstone County 175 MW plant

Construction of the new generation facility continues to progress and we expect the plant to be in service during the third quarter of 2024. The lawsuit challenging the Yellowstone County Generating Station (YCGS) air quality permit, which required us to suspend construction activities for a period of time, as well as additional related legal and construction challenges, delayed the project timing and have increased costs. As of June 30, 2024, total costs of approximately $288.9 million have been incurred, with expected total costs of approximately $310.0 million to $320.0 million. See Note 10 - Commitments and

Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding legal challenges impacting YCGS.

Regulatory Update

Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. Our ongoing rate review activity includes the following:

Montana Rate Review - On July 10, 2024, we filed a Montana electric and natural gas rate review with the MPSC. The filing requests a base rate annual revenue increase of $156.5 million ($69.4 million net with Property Tax and PCCAM tracker adjustments) for electric and $28.6 million for natural gas. Our request is based on a return on equity of 10.80 percent with a capital structure including 46.81 percent equity, and forecasted 2024 electric and natural gas rate base of $3.45 billion and $731.9 million, respectively. The electric rate base investment includes the 175-megawatt natural gas-fired Yellowstone County Generating Station, which is expected to be in service during the third quarter of 2024. We requested interim base rates to be effective October 1, 2024.

South Dakota Natural Gas Rate Review - On June 21, 2024, we filed a natural gas rate review with the South Dakota Public Utilities Commission. The filing requests a base rate annual revenue increase of $6.0 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $95.6 million. If a final order is not received by December 21, 2024, interim base rates may go into effect.

Nebraska Natural Gas Rate Review - On June 6, 2024, we filed a natural gas rate review with the Nebraska Public Service Commission. The filing requests a base rate annual revenue increase of $3.6 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $47.4 million. Interim base rates are not anticipated to be implemented prior to October 1, 2024.

EPA Rules

On April 25, 2024, the EPA released final rules related to GHG emission standards (GHG Rules) for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements (MATS Rules). Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively. See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding these rules.

Acquisition of Energy West Montana Assets

On July 29, 2024, we entered into an Asset Purchase Agreement with Hope Utilities to acquire its Energy West natural gas utility distribution system and operations serving approximately 33,000 customers located near Great Falls, Cut Bank, and West Yellowstone, Montana for approximately $39.0 million in cash, subject to certain working capital and other agreed upon closing adjustments. The transaction is subject to a number of customary closing conditions, including MPSC approval, and we expect the acquisition to be completed by the end of the first quarter of 2025.

Colstrip - Puget Sound Energy Transaction

On July 30, 2024, we entered into a definitive agreement (the Agreement) with Puget Sound Energy (Puget) to acquire Puget's 25 percent interest in each of Units 3 and 4 (collectively representing 370 megawatts) at the Colstrip Generating Station for $0. The acquisition would be effective December 31, 2025, subject to the satisfaction of the closing conditions contained within the Agreement. Under the terms of the Agreement, we will be responsible for operating costs starting on January 1, 2026; while Puget will retain responsibility for its pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommission and demolition costs associated with the existing facilities that comprise Puget's interest. The Agreement is subject to customary conditions and approvals, including approval from the FERC.

Acquisition of Puget’s ownership interest, in addition to the previously disclosed acquisition of Avista’s 15 percent interest in each of Colstrip Units 3 and 4 (collectively representing 222 megawatts), will result in our ownership of 55 percent of the facility with the ability to guide operating and maintenance investments. This provides capacity to help us meet our obligation to provide reliable and cost effective power to our customers in Montana, while allowing opportunity for us to identify and plan for newer lower or no-carbon technologies in the future.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Consolidated net income for the three months ended June 30, 2024 was $31.7 million as compared with $19.1 million for the same period in 2023. This increase was primarily due to new base rates in Montana and South Dakota , electric transmission revenues, Montana property tax tracker collections, and electric and natural gas retail volumes. These were offset in part by a less favorable QF liability adjustment in the current year, non-recoverable Montana electric supply costs, depreciation, operating, administrative and general costs, and interest expense.

Consolidated gross margin for the three months ended June 30, 2024 was $92.8 million as compared with $75.5 million in 2023, an increase of $17.3 million, or 22.9 percent. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, Montana property tax tracker collections, and electric and natural gas retail volumes. These were offset in part by a less favorable QF liability adjustment in the current year, non-recoverable Montana electric supply costs, depreciation, and operating and maintenance costs.

	Electric		Natural Gas		Total
	2024	2023	2024	2023	2024	2023
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$260.1	$229.3	$59.8	$61.2	$319.9	$290.5
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	60.9	42.4	15.6	25.2	76.5	67.6
Less: Operating and maintenance	43.5	41.4	13.9	13.5	57.4	54.9
Less: Property and other taxes	28.0	31.0	8.2	9.1	36.2	40.1
Less: Depreciation and depletion	47.6	43.3	9.4	9.1	57.0	52.4
Gross Margin	80.1	71.2	12.7	4.3	92.8	75.5
Operating and maintenance	43.5	41.4	13.9	13.5	57.4	54.9
Property and other taxes	28.0	31.0	8.2	9.1	36.2	40.1
Depreciation and depletion	47.6	43.3	9.4	9.1	57.0	52.4
Utility Margin(1)	$199.2	$186.9	$44.2	$36.0	$243.4	$222.9
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$199.2	$186.9	$12.3	6.6%
Natural Gas	44.2	36.0	8.2	22.8
Total Utility Margin(1)	$243.4	$222.9	$20.5	9.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended June 30, 2024 was $243.4 million as compared with $222.9 million for the same period in 2023, an increase of $20.5 million, or 9.2 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$16.4
Transmission revenue due to market conditions	4.1
Montana property tax tracker collections	2.5
Natural gas retail volumes	1.1
Montana natural gas transportation	0.8
Electric retail volumes	0.6
QF liability adjustment	(4.2)
Non-recoverable Montana electric supply costs	(0.9)
Other	3.7
Change in Utility Margin Items Impacting Net Income	24.1
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(3.8)
Production tax credits, offset in income tax expense	(0.8)
Operating expenses recovered in revenue, offset in operating and maintenance expense	1.0
Change in Utility Margin Items Offset Within Net Income	(3.6)
Increase in Consolidated Utility Margin(1)	$20.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by favorable weather in Montana impacting residential demand, higher industrial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in South Dakota impacting residential demand and lower commercial demand. Higher natural gas retail volumes were driven by favorable weather in Montana and customer growth, partly offset by unfavorable weather in South Dakota and Nebraska.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with contracts covered by the Public Utility Regulatory Policies Act of 1978 (PURPA) as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, due to a favorable adjustment in the prior year, decreasing the QF liability by $4.2 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated. The 2023-2024 contract year was the last year of the contract that contains variable pricing terms.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended June 30, 2024, we over-collected supply costs of $11.0 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $1.2 million (10 percent of the PCCAM Base cost variance). For the three months ended June 30, 2023, we over-collected supply costs of $18.9 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.1 million.

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$57.4	$54.8	$2.6	4.7%
Administrative and general	31.3	30.0	1.3	4.3
Property and other taxes	36.3	40.1	(3.8)	(9.5)
Depreciation and depletion	56.9	52.4	4.5	8.6
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$181.9	$177.3	$4.6	2.6%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $181.9 million for the three months ended June 30, 2024, as compared with $177.3 million for the three months ended June 30, 2023. Primary components of the change include the following (in millions):

Operating Expenses
2024 vs. 2023
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$4.5
Electric generation maintenance	2.0
Labor and benefits(1)	1.8
Insurance expense	0.5
Technology implementation and maintenance expenses	0.4
Uncollectible accounts	(0.5)
Other	(1.9)
Change in Items Impacting Net Income	6.8

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	(3.8)
Pension and other postretirement benefits, offset in other income(1)	0.7
Operating and maintenance expenses recovered in trackers, offset in revenue	1.0
Deferred compensation, offset in other income	(0.1)
Change in Items Offset Within Net Income	(2.2)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$4.6
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

Consolidated operating income for the three months ended June 30, 2024 was $61.6 million as compared with $45.6 million in the same period of 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, Montana property tax tracker collections, and electric and natural gas retail volumes. These were offset in part by a less favorable QF liability adjustment in the current year, non-recoverable Montana electric supply costs, depreciation, and operating, administrative and general costs.

Consolidated interest expense was $31.9 million for the three months ended June 30, 2024 as compared with $28.4 million for the same period of 2023. This increase was due to higher borrowings and interest rates, partly offset by lower interest on our revolving credit facilities and higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $6.2 million for the three months ended June 30, 2024 as compared with $4.1 million for the same period of 2023. This increase was primarily due to higher capitalization of AFUDC and a decrease in the non-service component of pension expense.

Consolidated income tax expense was $4.2 million for the three months ended June 30, 2024 as compared to $2.1 million for the same period of 2023. Our effective tax rate for the three months ended June 30, 2024 was 11.8% as compared with 10.1% for the same period in 2023.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2024		2023
Income Before Income Taxes	$35.9		$21.3

Income tax calculated at federal statutory rate	7.5	21.0%	4.5	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.0	0.1	0.3	1.3
Flow-through repairs deductions	(3.0)	(8.5)	(1.7)	(8.0)
Production tax credits	(2.0)	(5.6)	(1.1)	(5.4)
Amortization of excess deferred income tax	(0.2)	(0.5)	(0.2)	(1.1)
Plant and depreciation flow-through items	1.1	3.0	0.2	0.9
Other, net	0.8	2.3	0.1	1.4
	(3.3)	(9.2)	(2.4)	(10.9)

Income tax expense	$4.2	11.8%	$2.1	10.1%

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

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Consolidated net income for the six months ended June 30, 2024 was $96.7 million as compared with $81.7 million for the same period in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, and Montana property tax tracker collections. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment in the current year, electric and natural gas retail volumes, depreciation, operating, administrative and general costs, and interest expense.
Consolidated gross margin for the six months ended June 30, 2024 was $235.4 million as compared with $206.4 million in 2023, an increase of $29.0 million, or 14.1 percent. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, and Montana property tax tracker collections. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment in the current year, electric and natural gas retail volumes, depreciation, and operating and maintenance costs.

	Electric		Natural Gas		Total
	2024	2023	2024	2023	2024	2023
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$603.3	$524.6	$192.0	$220.5	$795.3	$745.1
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	176.2	120.5	75.0	112.6	251.2	233.1
Less: Operating and maintenance	83.8	83.8	27.8	26.9	111.6	110.7
Less: Property and other taxes	64.3	69.3	19.1	20.0	83.4	89.3
Less: Depreciation and depletion	94.9	87.2	18.8	18.4	113.7	105.6
Gross Margin	184.1	163.8	51.3	42.6	235.4	206.4
Operating and maintenance	83.8	83.8	27.8	26.9	111.6	110.7
Property and other taxes	64.3	69.3	19.1	20.0	83.4	89.3
Depreciation and depletion	94.9	87.2	18.8	18.4	113.7	105.6
Utility Margin(1)	$427.1	$404.1	$117.0	$107.9	$544.1	$512.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$427.1	$404.1	$23.0	5.7%
Natural Gas	117.0	107.9	9.1	8.4
Total Utility Margin(1)	$544.1	$512.0	$32.1	6.3%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the six months ended June 30, 2024 was $544.1 million as compared with $512.0 million for the same period in 2023, an increase of $32.1 million, or 6.3 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$36.2
Transmission revenue due to market conditions	7.6
Montana property tax tracker collections	3.4
Montana natural gas transportation	1.0
Non-recoverable Montana electric supply costs	(4.4)
QF liability adjustment	(4.2)
Electric retail volumes	(2.6)
Natural gas retail volumes	(2.4)
Other	3.6
Change in Utility Margin Items Impacting Net Income	38.2
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(6.2)
Production tax credits, offset in income tax expense	(1.3)
Operating expenses recovered in revenue, offset in operating and maintenance expense	1.4
Change in Utility Margin Items Offset Within Net Income	(6.1)
Increase in Consolidated Utility Margin(1)	$32.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the six months ended June 30, 2024, we under-collected supply costs of $16.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $1.8 million (10 percent of the PCCAM Base cost variance). For the six months ended June 30, 2023, we over-collected supply costs of $23.4 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.6 million.

Electric retail volume impact was unfavorable as lower residential usage, due to unfavorable weather, and lower commercial demand, was partly offset by higher industrial demand and customer growth. Lower natural gas retail volumes were driven by unfavorable weather in all jurisdictions partly offset by customer growth.

The adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, as further explained above in the consolidated results of operations for the three months ended June 30, 2024.

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$111.5	$110.7	$0.8	0.7%
Administrative and general	71.7	64.7	7.0	10.8
Property and other taxes	83.4	89.3	(5.9)	(6.6)
Depreciation and depletion	113.7	105.6	8.1	7.7
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$380.3	$370.3	$10.0	2.7%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $380.3 million for the six months ended June 30, 2024, as compared with $370.3 million for the six months ended June 30, 2023. Primary components of the change include the following (in millions):

Operating Expenses
2024 vs. 2023
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$8.1
Labor and benefits(1)	3.4
Litigation outcome (Pacific Northwest Solar)	2.4
Non-cash impairment of alternative energy storage investment	2.2
Insurance expense	1.0
Technology implementation and maintenance expenses	0.6
Property and other taxes not recoverable within trackers	0.3
Uncollectible accounts	(1.0)
Electric generation maintenance	(0.6)
Other	(1.5)
Change in Items Impacting Net Income	14.9

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	(6.2)
Pension and other postretirement benefits, offset in other income(1)	(0.2)
Operating and maintenance expenses recovered in trackers, offset in revenue	1.4
Deferred compensation, offset in other income	0.1
Change in Items Offset Within Net Income	(4.9)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$10.0
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the six months ended June 30, 2024 was $163.7 million as compared with $141.7 million in the same period of 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, and Montana property tax tracker collections. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment in the current year, electric and natural gas retail volumes, depreciation, and operating, administrative and general costs.

Consolidated interest expense was $62.9 million for the six months ended June 30, 2024 as compared with $56.4 million for the same period of 2023. This increase was due to higher borrowings and interest rates partly offset by lower interest on our revolving credit facilities and higher capitalization of AFUDC.

Consolidated other income was $10.5 million for the six months ended June 30, 2024 as compared to $8.8 million during the same period of 2023. This increase was primarily due a $2.3 million reversal of a previously expensed Community Renewable Energy Project penalty due to a favorable legal ruling and higher capitalization of AFUDC, partly offset by a $2.5 million non-cash impairment of an alternative energy storage equity investment and an increase in the non-service component of pension expense.

Consolidated income tax expense for the six months ended June 30, 2024 was $14.6 million as compared to $12.4 million in the same period of 2023. Our effective tax rate for the six months ended June 30, 2024 was 13.1% as compared with 13.2% for the same period in 2023. Income tax expense for the six months ended June 30, 2023 includes a one-time $3.2 million charge for the reduction of previously claimed alternative minimum tax credits.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2024		2023
Income Before Income Taxes	$111.3		$94.0

Income tax calculated at federal statutory rate	23.4	21.0%	19.7	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.7	0.6	1.2	1.3
Flow-through repairs deductions	(9.2)	(8.3)	(7.6)	(8.0)
Production tax credits	(5.0)	(4.5)	(4.3)	(4.6)
Amortization of excess deferred income tax	(0.6)	(0.5)	(1.0)	(1.1)
Reduction to previously claimed alternative minimum tax credit	—	—	3.2	3.4
Plant and depreciation flow-through items	4.1	3.7	0.9	0.9
Share-based compensation	0.3	0.3	0.4	0.4
Other, net	0.9	0.8	(0.1)	(0.1)
	(8.8)	(7.9)	(7.3)	(7.8)

Income tax expense	$14.6	13.1%	$12.4	13.2%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$86,028	$83,840	$2,188	2.6%	582	568	327,655	321,820
South Dakota	15,392	15,686	(294)	(1.9)	117	135	51,340	51,162
Residential	101,420	99,526	1,894	1.9	699	703	378,995	372,982
Montana	99,655	101,919	(2,264)	(2.2)	756	759	75,602	74,234
South Dakota	26,356	25,134	1,222	4.9	259	266	13,083	12,985
Commercial	126,011	127,053	(1,042)	(0.8)	1,015	1,025	88,685	87,219
Industrial	11,282	10,722	560	5.2	739	644	80	78
Other	8,550	8,732	(182)	(2.1)	36	33	6,460	6,388
Total Retail Electric	$247,263	$246,033	$1,230	0.5%	2,489	2,405	474,220	466,667
Regulatory amortization	(10,904)	(36,254)	25,350	(69.9)
Transmission	22,436	18,352	4,084	22.3
Wholesale and Other	1,339	1,135	204	18.0
Total Revenues	$260,134	$229,266	$30,868	13.5%
Fuel, purchased supply and direct transmission expense(1)	60,887	42,363	18,524	43.7
Utility Margin(2)	$199,247	$186,903	$12,344	6.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana	43	44	63	2% cooler	32% cooler
South Dakota	54	201	72	73% cooler	25% cooler
	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	1,154	1,017	1,139	13% colder	1% colder
South Dakota	1,333	1,613	1,466	17% warmer	9% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended June 30, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$13.1
Transmission revenue due to market conditions	4.1
Montana property tax tracker collections	0.7
Retail volumes	0.6
QF liability adjustment	(4.2)
Non-recoverable Montana electric supply costs	(0.9)
Other	1.7
Change in Utility Margin Items Impacting Net Income	15.1

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(3.1)
Production tax credits, offset in income tax expense	(0.8)
Operating expenses recovered in revenue, offset in operating and maintenance expense	1.1
Change in Utility Margin Items Offset Within Net Income	(2.8)
Increase in Utility Margin(1)	$12.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by favorable weather in Montana impacting residential demand, higher industrial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in South Dakota impacting residential demand and lower commercial demand.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, as further explained above in the consolidated results of operations for the three months ended June 30, 2024.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended June 30, 2024, we over-collected supply costs of $11.0 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $1.2 million (10 percent of the PCCAM Base cost variance). For the three months ended June 30, 2023, we over-collected supply costs of $18.9 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.1 million.

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

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$203,391	$209,302	$(5,911)	(2.8)%	1,429	1,439	326,986	321,278
South Dakota	34,702	35,457	(755)	(2.1)	290	330	51,396	51,218
Residential	238,093	244,759	(6,666)	(2.7)	1,719	1,769	378,382	372,496
Montana	201,158	214,532	(13,374)	(6.2)	1,580	1,610	75,639	74,249
South Dakota	54,128	50,262	3,866	7.7	546	545	13,047	12,964
Commercial	255,286	264,794	(9,508)	(3.6)	2,126	2,155	88,686	87,213
Industrial	22,951	22,563	388	1.7	1,464	1,270	80	79
Other	13,366	13,986	(620)	(4.4)	49	48	5,689	5,623
Total Retail Electric	$529,696	$546,102	$(16,406)	(3.0)%	5,358	5,242	472,837	465,411
Regulatory amortization	25,442	(61,551)	86,993	(141.3)
Transmission	44,824	37,245	7,579	20.3
Wholesale and Other	3,358	2,778	580	20.9
Total Revenues	$603,320	$524,574	$78,746	15.0%
Fuel, purchased supply and direct transmission expense(1)	176,228	120,497	55,731	46.3
Utility Margin(2)	$427,092	$404,077	$23,015	5.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	43	44	63	2% cooler	32% cooler
South Dakota	54	201	72	73% cooler	25% cooler

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	4,492	4,556	4,437	1% warmer	1% colder
South Dakota	4,808	5,957	5,654	19% warmer	15% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the six months ended June 30, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$28.0
Transmission revenue due to market conditions	7.6
Montana property tax tracker collections	2.7
Non-recoverable Montana electric supply costs	(4.4)
QF liability adjustment	(4.2)
Retail volumes	(2.6)
Other	1.4
Change in Utility Margin Items Impacting Net Income	28.5

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(5.6)
Production tax credits, offset in income tax expense	(1.3)
Operating expenses recovered in revenue, offset in operating and maintenance expense	1.4
Change in Utility Margin Items Offset Within Net Income	(5.5)
Increase in Utility Margin(1)	$23.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the six months ended June 30, 2024, we under-collected supply costs of $16.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $1.8 million (10 percent of the PCCAM Base cost variance). For the six months ended June 30, 2023, we over-collected supply costs of $23.4 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.6 million.

Retail volume impact was unfavorable as lower residential usage, due to unfavorable weather, and lower commercial demand, was partly offset by higher industrial demand and customer growth.

The adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, as further explained above in the consolidated results of operations for the three months ended June 30, 2024.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$18,921	$17,589	$1,332	7.6%	2,224	1,864	185,449	183,669
South Dakota	5,894	8,375	(2,481)	(29.6)	568	703	42,440	41,914
Nebraska	3,798	7,457	(3,659)	(49.1)	438	508	37,889	37,711
Residential	28,613	33,421	(4,808)	(14.4)	3,230	3,075	265,778	263,294
Montana	10,743	9,918	825	8.3	1,301	1,147	26,160	25,714
South Dakota	3,754	5,505	(1,751)	(31.8)	600	675	7,354	7,217
Nebraska	1,969	4,665	(2,696)	(57.8)	333	387	5,044	5,004
Commercial	16,466	20,088	(3,622)	(18.0)	2,234	2,209	38,558	37,935
Industrial	169	160	9	5.6	23	19	237	232
Other	292	326	(34)	(10.4)	44	43	196	188
Total Retail Gas	$45,540	$53,995	$(8,455)	(15.7)%	5,531	5,346	304,769	301,649
Regulatory amortization	3,735	(3,369)	7,104	210.9
Wholesale and other	10,520	10,610	(90)	(0.8)
Total Revenues	$59,795	$61,236	$(1,441)	(2.4)%
Fuel, purchased supply and direct transmission expense(1)	15,593	25,215	(9,622)	(38.2)
Utility Margin(2)	$44,202	$36,021	$8,181	22.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	1,209	1,037	1,202	17% colder	1% colder
South Dakota	1,333	1,613	1,466	17% warmer	9% warmer
Nebraska	985	1,142	1,119	14% warmer	12% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended June 30, 2024 and 2023:

Utility Margin 2024 vs. 2023
(in millions)
Utility Margin Items Impacting Net Income
Base rates	$3.3
Montana property tax tracker collections	1.8
Retail volumes	1.1
Montana natural gas transportation	0.8
Other	2.0
Change in Utility Margin Items Impacting Net Income	9.0

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(0.7)
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.1)
Change in Utility Margin Items Offset Within Net Income	(0.8)
Increase in Utility Margin(1)	$8.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by favorable weather in Montana and customer growth, partly offset by unfavorable weather in South Dakota and Nebraska.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$67,511	$84,471	$(16,960)	(20.1)%	8,482	8,381	185,332	183,583
South Dakota	19,499	28,310	(8,811)	(31.1)	2,005	2,455	42,521	42,032
Nebraska	14,315	27,970	(13,655)	(48.8)	1,669	1,915	37,970	37,838
Residential	101,325	140,751	(39,426)	(28.0)	12,156	12,751	265,823	263,453
Montana	35,826	46,257	(10,431)	(22.6)	4,698	4,834	26,121	25,690
South Dakota	13,021	19,791	(6,770)	(34.2)	1,914	2,177	7,362	7,235
Nebraska	8,188	17,828	(9,640)	(54.1)	1,192	1,386	5,063	5,040
Commercial	57,035	83,876	(26,841)	(32.0)	7,804	8,397	38,546	37,965
Industrial	588	889	(301)	(33.9)	83	94	237	232
Other	868	1,122	(254)	(22.6)	133	136	196	188
Total Retail Gas	$159,816	$226,638	$(66,822)	(29.5)%	20,176	21,378	304,802	301,838
Regulatory amortization	10,661	(28,770)	39,431	(137.1)
Wholesale and other	21,474	22,602	(1,128)	(5.0)
Total Revenues	$191,951	$220,470	$(28,519)	(12.9)%
Fuel, purchased supply and direct transmission expense(1)	74,973	112,573	(37,600)	(33.4)
Utility Margin(2)	$116,978	$107,897	$9,081	8.4%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	4,589	4,629	4,535	1% warmer	1% colder
South Dakota	4,808	5,957	5,654	19% warmer	15% warmer
Nebraska	3,978	4,506	4,468	12% warmer	11% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the six months ended June 30, 2024 and 2023:

Utility Margin 2024 vs. 2023
(in millions)
Utility Margin Items Impacting Net Income
Base rates	$8.2
Montana natural gas transportation	1.0
Montana property tax tracker collections	0.7
Retail volumes	(2.4)
Other	2.2
Change in Utility Margin Items Impacting Net Income	9.7

Utility Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	(0.6)
Change in Utility Margin Items Offset Within Net Income	(0.6)
Increase in Utility Margin(1)	$9.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in all jurisdictions partly offset by customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 16 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding these dividend restrictions. As of June 30, 2024, we are in compliance with these provisions.

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

As of June 30, 2024, our total net liquidity was approximately $393.4 million, including $6.4 million of cash and $387.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$96.7	$81.7
Non-cash adjustments to net income	128.1	95.3
Changes in working capital	1.0	124.3
Other noncurrent assets and liabilities	(1.9)	(7.2)
Cash Provided by Operating Activities	223.9	294.1

Investing Activities
Property, plant and equipment additions	(247.4)	(263.4)
Investment in equity securities	(0.9)	(2.4)
Cash Used in Investing Activities	(248.3)	(265.8)

Financing Activities
Proceeds from issuance of common stock, net	—	10.8
Issuance of long-term debt	215.0	300.0
Issuances of short-term borrowings	100.0	—
Line of credit repayments, net	(105.0)	(259.0)
Repayments on long-term debt	(100.0)	—
Dividends on common stock	(79.3)	(76.1)
Other financing activities, net	(0.5)	(2.5)
Cash Provided by (Used in) Financing Activities	30.2	(26.8)

Increase in Cash, Cash Equivalents, and Restricted Cash	5.8	1.5
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25.2	22.5
Cash, Cash Equivalents, and Restricted Cash, end of period	$31.0	$24.0

Operating Activities

As of June 30, 2024, cash, cash equivalents, and restricted cash were $31.0 million as compared with $25.2 million as of December 31, 2023 and $24.0 million as of June 30, 2023. Cash provided by operating activities totaled $223.9 million for the six months ended June 30, 2024 as compared with $294.1 million during the six months ended June 30, 2023. As shown in the table below, this decrease in operating cash flows is primarily due to significant net cash inflows in the prior period from the recovery of previously under-collected energy supply costs, compared to net cash outflows for energy supply costs in the current period, primarily related to a January 2024 cold weather event.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash inflows (outflows)
2023	$115.4	$30.0	$85.4
2024	$7.8	$14.9	$(7.1)
Decrease in net cash inflows			$(92.5)

Investing Activities

Cash used in investing activities totaled $248.3 million during the six months ended June 30, 2024, as compared with $265.8 million during the six months ended June 30, 2023. Plant additions during the first six months of 2024 include maintenance additions of approximately $130.5 million and capacity related capital expenditures of $116.9 million. Plant additions during the first six months of 2023 included maintenance additions of approximately $142.2 million and capacity related capital expenditures of approximately $121.2 million.

Financing Activities

Cash provided by financing activities totaled $30.2 million during the six months ended June 30, 2024, as compared with cash used in financing activities of $26.8 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, cash provided by financing activities reflects proceeds from the issuance of debt of $215.0 million and short-term borrowings of $100.0 million, partly offset by net repayments under our revolving lines of credit of $105.0 million, repayment of 1.00 percent, $100.0 million of Montana First Mortgage Bonds, and payment of dividends of $79.3 million. During the six months ended June 30, 2023, cash used in financing activities reflects net repayments under our revolving lines of credit of $259.0 million and payment of dividends of $76.1 million, partly offset by proceeds from the issuance of debt of $300.0 million and proceeds received from the issuance of common stock of $10.8 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of June 30, 2024, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

As of June 30, 2024 and 2023 the outstanding balances of our credit facilities were $213.0 million and $191.0 million, respectively. As of July 26, 2024, the availability under our credit facilities was approximately $371.0 million, and there were no letters of credit outstanding.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 26, 2024, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2024.

	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Long-term debt(1)	$2,807,660	$—	$300,000	$105,000	$—	$392,660	$2,010,000
Finance leases	7,192	1,731	3,596	1,865	—	—	—
Short-term borrowings	100,000	—	100,000	—	—	—	—
Estimated pension and other postretirement obligations(2)	53,527	8,679	11,437	11,137	11,137	11,137	N/A
Qualifying facilities liability(3)	266,007	37,055	60,360	55,393	56,665	42,400	14,134
Supply and capacity contracts(4)	3,336,438	168,445	295,128	297,587	277,367	259,067	2,038,844
Contractual interest payments on debt(5)	1,588,526	64,127	119,521	113,431	111,771	108,915	1,070,761
Commitments for significant capital projects(6)	45,296	39,513	5,783	—	—	—	—
Total Commitments(7)	$8,204,646	$319,550	$895,825	$584,413	$456,940	$814,179	$5,133,739
_________________________
(1)Represents cash payments for long-term debt and excludes $13.2 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $67 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $266.0 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $236.1 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 6.81 percent on the outstanding balance through maturity of the facilities.
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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no material changes in these policies.

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

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Term Loan Credit Agreement, dated April 12, 2024 (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated April 12, 2024, Commission File No. 000-56598).

Exhibit 10.2 — NorthWestern Corporation Amended and Restated Key Employee Severance Plan, as amended and restated effective April 25, 2024 (incorporated by reference to Exhibit 10.7 of NorthWestern Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Commission File No. 000-56598).

Exhibit 10.3 — NorthWestern Energy Group, Inc. Amended and Restated Equity Compensation Plan, as amended and restated effective April 25, 2024 (incorporated by reference to Exhibit 10.7 of NorthWestern Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Commission File No. 000-56598).

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

NorthWestern Energy Group, Inc.
Date:	July 31, 2024	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer