Form 10-Q
period 2024-09-30
NorthWestern Energy Group, Inc.
filed 2024-10-29
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,314,217 shares outstanding at October 25, 2024

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Electric	$306,478	$280,030	$909,798	$804,604
Gas	38,683	41,060	230,634	261,530
Total Revenues	345,161	321,090	1,140,432	1,066,134
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	87,888	88,943	339,089	322,013
Operating and maintenance	55,866	53,240	167,415	163,941
Administrative and general	34,924	29,355	106,650	94,058
Property and other taxes	41,596	41,763	125,023	131,043
Depreciation and depletion	56,954	52,159	170,630	157,787
Total Operating Expenses	277,228	265,460	908,807	868,842
Operating income	67,933	55,630	231,625	197,292
Interest expense, net	(33,397)	(28,725)	(96,251)	(85,144)
Other income, net	9,116	4,127	19,595	12,926
Income before income taxes	43,652	31,032	154,969	125,074
Income tax benefit (expense)	3,167	(1,697)	(11,410)	(14,085)
Net Income	$46,819	$29,335	$143,559	$110,989

Average Common Shares Outstanding	61,302	60,442	61,286	60,011
Basic Earnings per Average Common Share	$0.76	$0.48	$2.34	$1.85
Diluted Earnings per Average Common Share	$0.76	$0.48	$2.34	$1.85
Dividends Declared per Common Share	$0.65	$0.64	$1.95	$1.92

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$46,819	$29,335	$143,559	$110,989
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	(7)	(1)	(10)
Postretirement medical liability adjustment	—	(168)	—	(502)
Reclassification of net losses on derivative instruments	113	113	339	339
Total Other Comprehensive Income (Loss)	114	(62)	338	(173)
Comprehensive Income	$46,933	$29,273	$143,897	$110,816

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,527	$9,164
Restricted cash	25,365	16,023
Accounts receivable, net	144,186	212,257
Inventories	121,568	114,539
Regulatory assets	34,334	29,626
Prepaid expenses and other	40,440	25,397
Total current assets	368,420	407,006
Property, plant, and equipment, net	6,304,721	6,039,801
Goodwill	357,586	357,586
Regulatory assets	766,229	743,945
Other noncurrent assets	57,118	52,314
Total Assets	$7,854,074	$7,600,652
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,529	$3,338
Current portion of long-term debt	299,918	99,950
Short-term borrowings	100,000	—
Accounts payable	93,748	124,340
Accrued expenses and other	286,070	246,167
Regulatory liabilities	30,001	61,103
Total current liabilities	813,266	534,898
Long-term finance leases	2,798	5,461
Long-term debt	2,567,940	2,684,635
Deferred income taxes	640,082	600,520
Noncurrent regulatory liabilities	665,360	657,452
Other noncurrent liabilities	348,166	332,372
Total Liabilities	5,037,612	4,815,338
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,803,949 and 61,308,009 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	648	648
Treasury stock at cost	(97,557)	(97,926)
Paid-in capital	2,084,560	2,078,753
Retained earnings	836,129	811,495
Accumulated other comprehensive loss	(7,318)	(7,656)
Total Shareholders' Equity	2,816,462	2,785,314
Total Liabilities and Shareholders' Equity	$7,854,074	$7,600,652

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$143,559	$110,989
Items not affecting cash:
Depreciation and depletion	170,630	157,787
Amortization of debt issuance costs, discount and deferred hedge gain	3,490	3,997
Stock-based compensation costs	5,291	5,119
Equity portion of allowance for funds used during construction	(15,371)	(12,530)
Gain on disposition of assets	(14)	(27)
Impairment of alternative energy storage investment	4,159	—
Deferred income taxes	7,128	(13,281)
Changes in current assets and liabilities:
Accounts receivable	68,071	96,910
Inventories	(7,030)	(11,721)
Other current assets	(15,043)	389
Accounts payable	(14,235)	(60,815)
Accrued expenses and other	39,928	65,058
Regulatory assets	(4,708)	94,069
Regulatory liabilities	(31,102)	10,588
Other noncurrent assets and liabilities	(10,849)	(19,610)
Cash Provided by Operating Activities	343,904	426,922
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(400,511)	(407,170)
Investment in equity securities	(4,599)	(3,804)
Cash Used in Investing Activities	(405,110)	(410,974)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	73,613
Dividends on common stock	(118,925)	(115,048)
Issuance of long-term debt	215,000	300,000
Issuances of short-term borrowings	100,000	—
Repayments on long-term debt	(100,000)	—
Line of credit repayments, net	(32,000)	(273,000)
Other financing activities, net	(164)	(2,336)
Cash Provided by (Used in) Financing Activities	63,911	(16,771)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,705	(823)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25,187	22,463
Cash, Cash Equivalents, and Restricted Cash, end of period	$27,892	$21,640
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(4,469)	$3,204
Interest	92,562	64,533
Significant non-cash transactions:
Capital expenditures included in accounts payable	25,966	43,389
Refinancing of Pollution Control Revenue Refunding Bonds	—	144,660
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	63,518	3,527	$635	$(98,302)	$2,015,367	$776,983	$(7,959)	$2,686,724

Net income	—	—	—	—	—	29,335	—	29,335
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(7)	(7)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(168)	(168)
Stock-based compensation	—	—	—	—	239	—	—	239
Issuance of shares	1,244	(7)	13	180	62,948	—	—	63,141
Dividends on common stock ($0.640 per share)	—	—	—	—	—	(38,963)	—	(38,963)
Balance at September 30, 2023	64,762	3,520	$648	$(98,122)	$2,078,554	$767,355	$(8,021)	$2,740,414

Balance at June 30, 2024	64,803	3,504	$648	$(97,776)	$2,082,857	$828,960	$(7,432)	$2,807,257

Net income	—	—	—	—	—	46,819	—	46,819
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1	1
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	1	—	—	—	1,481	—	—	1,481
Issuance of shares	—	(8)	—	219	222	—	—	441
Dividends on common stock ( $0.650 per share)	—	—	—	—	—	(39,650)	—	(39,650)
Balance at September 30, 2024	64,804	3,496	648	(97,557)	2,084,560	836,129	(7,318)	2,816,462

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2022	63,278	3,534	$633	$(98,392)	$1,999,376	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	110,989	—	110,989
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10)	(10)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(502)	(502)
Stock-based compensation	51	—	—	—	4,911	—	—	4,911
Issuance of shares	1,433	(14)	15	270	74,267	—	—	74,552
Dividends on common stock ($1.920 per share)	—	—	—	—	—	(115,048)	—	(115,048)
Balance at September 30, 2023	64,762	3,520	$648	$(98,122)	$2,078,554	$767,355	$(8,021)	$2,740,414

Balance at December 31, 2023	64,762	3,513	$648	$(97,926)	$2,078,753	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	143,559	—	143,559
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	—	—
Stock-based compensation	42	—	—	(272)	5,252	—	—	4,980
Issuance of shares	—	(17)	—	641	555	—	—	1,196
Dividends on common stock ($1.950 per share)	—	—	—	—	—	(118,925)	—	(118,925)
Balance at September 30, 2024	64,804	3,496	648	(97,557)	2,084,560	836,129	(7,318)	2,816,462

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2024 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$2,527	$9,164	$5,091	$8,489
Restricted cash	25,365	16,023	16,549	13,974
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$27,892	$25,187	$21,640	$22,463

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

(2) Regulatory Matters

Montana Rate Review

In July 2024, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC). The filing requests a base rate annual revenue increase of $156.5 million ($69.4 million net with Property Tax and Power Cost and Credit Adjustment Mechanism (PCCAM) tracker adjustments) for electric and $28.6 million for natural gas. Our request is based on a return on equity of 10.80 percent with a capital structure including 46.81 percent equity, and forecasted 2024 electric and natural gas rate base of $3.45 billion and $731.9 million, respectively. The electric rate base investment includes the 175-megawatt natural gas-fired Yellowstone County Generating Station ("YCGS"), which was placed in service in October 2024.

Our filing included a request for interim base rates to be effective October 1, 2024. Implementation of interim base rates, if any, has been delayed beyond our requested effective date as the MPSC has not yet made a decision on the interim rate request.

The MPSC has developed its procedural schedule for our rate review request including a hearing scheduled to commence on April 22, 2025. If a final order is not received by May 23, 2025, which is 270 days from acceptance of our filing, we intend to implement, as permitted by the MPSC regulations, our requested rates, which will be subject to refund, until a final order is received.

South Dakota Natural Gas Rate Review

In June 2024, we filed a natural gas rate review (2023 test year) with the South Dakota Public Utilities Commission. The filing requests a base rate annual revenue increase of $6.0 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $95.6 million. If a final order is not received by December 21, 2024, interim base rates may go into effect.

Nebraska Natural Gas Rate Review

In June 2024, we filed a natural gas rate review (2023 test year) with the Nebraska Public Service Commission (NPSC). The filing requests a base rate annual revenue increase of $3.6 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $47.4 million. Interim rates, which increased base natural gas rates $2.3 million, were implemented on October 1, 2024. Interim rates will remain in effect on a refundable basis until the NPSC issues a final order.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2024		2023
Income before income taxes	$43,652		$31,032

Income tax calculated at federal statutory rate	9,167	21.0%	6,516	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	61	0.1	121	0.4
Gas repairs safe harbor method change	(6,994)	(16.0)	—	—
Flow-through repairs deductions	(4,581)	(10.5)	(4,189)	(13.5)
Production tax credits	(2,447)	(5.6)	(1,261)	(4.1)
Amortization of excess deferred income tax	(219)	(0.5)	(323)	(1.0)
Income tax return to accrual adjustment	—	—	411	1.3
Plant and depreciation flow-through items	1,816	4.2	358	1.2
Other, net	30	0.0	64	0.2
	(12,334)	(28.3)	(4,819)	(15.5)

Income tax (benefit) expense	$(3,167)	(7.3)%	$1,697	5.5%

	Nine Months Ended September 30,
	2024		2023
Income before income taxes	$154,969		$125,074

Income tax calculated at federal statutory rate	32,544	21.0%	26,265	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	749	0.5	1,353	1.1
Flow-through repairs deductions	(13,824)	(8.9)	(11,742)	(9.4)
Production tax credits	(7,434)	(4.8)	(5,607)	(4.5)
Gas repairs safe harbor method change	(6,994)	(4.5)	—	—
Amortization of excess deferred income tax	(775)	(0.5)	(1,355)	(1.1)
Reduction to previously claimed alternative minimum tax credit	—	—	3,186	2.5
Income tax return to accrual adjustment	—	—	411	0.3
Plant and depreciation flow through items	5,955	3.8	1,247	1.0
Share-based compensation	298	0.2	388	0.3
Other, net	891	0.6	(61)	0.1
	(21,134)	(13.6)	(12,180)	(9.7)

Income tax expense	$11,410	7.4%	$14,085	11.3%

In 2023, the Internal Revenue Service (IRS) issued a safe harbor method of accounting for the repair and maintenance of natural gas transmission and distribution property. During the three months ended September 30, 2024, after completion of our impact analysis of the gas repairs safe harbor method change, we recorded an income tax benefit of approximately $7.0 million related to tax deductions for repair costs that were previously capitalized in the 2022 and prior tax years.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $26.9 million as of September 30, 2024, including approximately $24.3 million that, if recognized, would impact our effective tax rate. In the next twelve months we expect the statute of limitations to expire for certain uncertain tax benefits, which would result in a decrease to our total unrecognized tax benefits of approximately $16.9 million.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2024, we have accrued $6.8 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2023, we had accrued $4.5 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2020 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2024			September 30, 2023
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$1	$—	$1	$(7)	$—	$(7)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Defined benefit pension plan and postretirement medical liability adjustment	—	—	—	(212)	44	(168)
Other comprehensive income (loss)	$154	$(40)	$114	$(66)	$4	$(62)

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$(10)	$—	$(10)
Reclassification of net income on derivative instruments	459	(120)	339	459	(120)	339
Defined benefit pension plan and postretirement medical liability adjustment	—	—	—	(636)	134	(502)
Other comprehensive income (loss)	$458	$(120)	$338	$(187)	$14	$(173)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2024	December 31, 2023
Foreign currency translation	$1,436	$1,437
Derivative instruments designated as cash flow hedges	(9,034)	(9,373)
Defined benefit pension plan	280	280
Accumulated other comprehensive loss	$(7,318)	$(7,656)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan	Foreign Currency Translation	Total
Beginning balance		$(9,147)	$280	$1,435	$(7,432)
Other comprehensive income before reclassifications		—	—	1	1
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	1	114
Ending balance		$(9,034)	$280	$1,436	$(7,318)

		Three Months Ended
		September 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,599)	$208	$1,432	$(7,959)
Other comprehensive loss before reclassifications		—	—	(7)	(7)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(168)	—	(168)
Net current-period other comprehensive income (loss)		113	(168)	(7)	(62)
Ending balance		$(9,486)	$40	$1,425	$(8,021)

		Nine Months Ended
		September 30, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income (loss)		339	—	(1)	338
Ending balance		$(9,034)	$280	$1,436	$(7,318)

		Nine Months Ended
		September 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	(10)	(10)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Amounts reclassified from AOCL		—	(502)	—	(502)
Net current-period other comprehensive income (loss)		339	(502)	(10)	(173)
Ending balance		$(9,486)	$40	$1,425	$(8,021)

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

On March 28, 2024, NWE Public Service issued and sold $33.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.55 percent maturing on March 28, 2029, and $7.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.75 percent maturing on March 28, 2034. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used for general utility purposes. The bonds are secured by NWE Public Service's electric and natural gas assets associated with its South Dakota and Nebraska utility operations.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2024	Electric	Gas	Other	Eliminations	Total
Operating revenues	$306,478	$38,683	$—	$—	$345,161
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	80,761	7,127	—	—	87,888
Utility margin	225,717	31,556	—	—	257,273
Operating and maintenance	42,491	13,375	—	—	55,866
Administrative and general	24,892	9,887	145	—	34,924
Property and other taxes	32,251	9,345	—	—	41,596
Depreciation and depletion	47,540	9,414	—	—	56,954
Operating income (loss)	78,543	(10,465)	(145)	—	67,933
Interest expense, net	(24,188)	(7,537)	(1,672)	—	(33,397)
Other income, net	6,057	3,017	42	—	9,116
Income tax (expense) benefit	(7,635)	9,734	1,068	—	3,167
Net income (loss)	$52,777	$(5,251)	$(707)	$—	$46,819
Total assets	$6,256,750	$1,578,075	$19,249	$—	$7,854,074
Capital expenditures	$109,925	$43,225	$—	$—	$153,150

Three Months Ended
September 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$280,030	$41,060	$—	$—	$321,090
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	77,995	10,948	—	—	88,943
Utility margin	202,035	30,112	—	—	232,147
Operating and maintenance	39,990	13,250	—	—	53,240
Administrative and general	20,682	8,249	424	—	29,355
Property and other taxes	33,740	9,574	(1,551)	—	41,763
Depreciation and depletion	43,230	8,929	—	—	52,159
Operating income (loss)	64,393	(9,890)	1,127	—	55,630
Interest expense, net	(21,300)	(4,426)	(2,999)	—	(28,725)
Other income (expense), net	3,380	1,328	(581)	—	4,127
Income tax (expense) benefit	(3,223)	(41)	1,567	—	(1,697)
Net income (loss)	$43,250	$(13,029)	$(886)	$—	$29,335
Total assets	$5,963,950	$1,454,445	$11,104	$—	$7,429,499
Capital expenditures	$110,804	$46,359	$—	$—	$157,163

Nine Months Ended
September 30, 2024	Electric	Gas	Other	Eliminations	Total
Operating revenues	$909,798	$230,634	$—	$—	$1,140,432
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	256,989	82,100	—	—	339,089
Utility margin	652,809	148,534	—	—	801,343
Operating and maintenance	126,257	41,158	—	—	167,415
Administrative and general	76,105	27,754	2,791	—	106,650
Property and other taxes	96,557	28,465	1	—	125,023
Depreciation and depletion	142,390	28,240	—	—	170,630
Operating income (loss)	211,500	22,917	(2,792)	—	231,625
Interest expense, net	(72,143)	(20,933)	(3,175)	—	(96,251)
Other income (expense), net	15,549	4,998	(952)	—	19,595
Income tax (expense) benefit	(18,809)	6,865	534	—	(11,410)
Net income (loss)	$136,097	$13,847	$(6,385)	$—	$143,559
Total assets	$6,256,750	$1,578,075	$19,249	$—	$7,854,074
Capital expenditures	$312,773	$87,738	$—	$—	$400,511

Nine Months Ended
September 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$804,604	$261,530	$—	$—	$1,066,134
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	198,492	123,521	—	—	322,013
Utility margin	606,112	138,009	—	—	744,121
Operating and maintenance	123,771	40,170	—	—	163,941
Administrative and general	67,285	26,336	437	—	94,058
Property and other taxes	103,013	29,576	(1,546)	—	131,043
Depreciation and depletion	130,447	27,340	—	—	157,787
Operating income	181,596	14,587	1,109	—	197,292
Interest expense, net	(61,584)	(12,167)	(11,393)	—	(85,144)
Other income (expense), net	9,700	3,887	(661)	—	12,926
Income tax expense	(13,366)	(180)	(539)	—	(14,085)
Net income (loss)	$116,346	$6,127	$(11,484)	$—	$110,989
Total assets	$5,963,950	$1,454,445	$11,104	$—	$7,429,499
Capital expenditures	$326,313	$94,212	$—	$—	$420,525

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2024			September 30, 2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$100.7	$8.4	$109.1	$96.8	$9.6	$106.4
South Dakota	19.1	1.7	20.8	18.0	2.0	20.0
Nebraska	—	1.8	1.8	—	2.2	2.2
Residential	119.8	11.9	131.7	114.8	13.8	128.6
Montana	109.6	6.2	115.8	110.1	6.1	116.2
South Dakota	30.1	1.3	31.4	27.5	1.5	29.0
Nebraska	—	0.8	0.8	—	1.3	1.3
Commercial	139.7	8.3	148.0	137.6	8.9	146.5
Industrial	11.8	0.1	11.9	11.4	0.1	11.5
Lighting, governmental, irrigation, and interdepartmental	14.1	0.2	14.3	13.2	0.2	13.4
Total Customer Revenues	285.4	20.5	305.9	277.0	23.0	300.0
Other tariff and contract based revenues	28.0	9.3	37.3	22.1	10.2	32.3
Total Revenue from Contracts with Customers	313.4	29.8	343.2	299.1	33.2	332.3
Regulatory amortization and other	(6.9)	8.9	2.0	(19.1)	7.9	(11.2)
Total Revenues	$306.5	$38.7	$345.2	$280.0	$41.1	$321.1

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$304.1	$75.9	$380.0	$306.1	$94.1	$400.2
South Dakota	53.8	21.2	75.0	53.4	30.3	83.7
Nebraska	—	16.1	16.1	—	30.2	30.2
Residential	357.9	113.2	471.1	359.5	154.6	514.1
Montana	310.8	42.0	352.8	324.6	52.4	377.0
South Dakota	84.2	14.3	98.5	77.8	21.3	99.1
Nebraska	—	9.0	9.0	—	19.1	19.1
Commercial	395.0	65.3	460.3	402.4	92.8	495.2
Industrial	34.8	0.7	35.5	34.0	1.0	35.0
Lighting, governmental, irrigation, and interdepartmental	27.4	1.1	28.5	27.2	1.3	28.5
Total Customer Revenues	815.1	180.3	995.4	823.1	249.7	1,072.8
Other tariff and contract based revenues	77.4	30.9	108.3	63.5	33.1	96.6
Total Revenue from Contracts with Customers	892.5	211.2	1,103.7	886.6	282.8	1,169.4
Regulatory amortization and other	17.3	19.4	36.7	(82.0)	(21.3)	(103.3)
Total Revenues	$909.8	$230.6	$1,140.4	$804.6	$261.5	$1,066.1

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

	Three Months Ended
	September 30, 2024	September 30, 2023
Basic computation	61,301,696	60,442,164
Dilutive effect of:
Performance share awards(1)	95,279	35,533
Diluted computation	61,396,975	60,477,697

	Nine Months Ended
	September 30, 2024	September 30, 2023
Basic computation	61,285,570	60,010,609
Dilutive effect of:
Performance share awards(1)	69,136	31,311
Diluted computation	61,354,706	60,041,920

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of September 30, 2024, there were 16,015 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 32,649 shares as of September 30, 2023.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,398	$1,459	$77	$84
Interest cost	5,736	6,524	139	168
Expected return on plan assets	(6,331)	(6,679)	(320)	(274)
Amortization of prior service credit	—	—	—	29
Recognized actuarial loss (gain)	8	68	(18)	18
Net periodic benefit cost (credit)	$811	$1,372	$(122)	$25

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of Net Periodic Benefit Cost (Credit)
Service cost	$4,194	$4,375	$231	$250
Interest cost	17,208	19,571	418	505
Expected return on plan assets	(18,994)	(20,036)	(960)	(822)
Amortization of prior service credit	—	—	—	87
Recognized actuarial loss (gain)	25	205	(55)	54
Net periodic benefit cost (credit)	$2,433	$4,115	$(366)	$74

We contributed $8.6 million to our pension plans during the nine months ended September 30, 2024. We expect to contribute an additional $2.6 million to our pension plans during the remainder of 2024.

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

Environmental Protection Agency (EPA) Rules

On April 25, 2024, the EPA released final rules related to greenhouse gas (GHG) emission standards (GHG Rules) for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements (MATS Rules). Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively.

Previous efforts by the EPA were met with extensive litigation, and this time is no different. We, along with many other utilities, electric cooperatives, organizations, and states, have petitioned for judicial review of the GHG and MATS Rules with the U.S. Court of Appeals for the D.C. Circuit. The United States Supreme Court denied the multiple stay requests related to the MATS Rule and the GHG Rule. The litigation on the merits continues for both the MATS and GHG rules in the D.C. Circuit Court of Appeals, and decisions are expected in 2025. If the MATS Rules and GHG Rules are implemented, it would result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the MATS and GHG regulations that, in our view, disproportionately impact customers in our region.

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

As a result of the mandate, the owners have disagreed on various operational funding decisions, including whether closure requires each owner’s consent under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), to resolve the issues of whether closure requires each owner's consent and to clarify each owner's obligations to continue to fund operations until all joint owners agree on closure. On September 17, 2024, the owners agreed to stay the Arbitration for 120 days.

Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. Talen is one of the co-owners of Colstrip Unit 3, and the operator of Units 3 and 4. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with Colstrip. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs; though the number of plaintiffs has since decreased to 57. It also added NorthWestern, the other owners of Colstrip, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties. We do not anticipate that the amount of ultimate liability, if any, will have a material effect on our financial position, results of operations, or cash flows.

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State District Court, against the Montana Department of Environmental Quality (MDEQ) and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the Yellowstone County Generating Station's air quality construction permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our appeal to the Montana Supreme Court. Oral argument was held May 15, 2024. We recommenced construction in June 2023 and placed the plant in service in October 2024. The ultimate resolution of the lawsuit challenging the Yellowstone County Generating Station air quality permit could impact our ability to operate the facility.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2024 and 2023.

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2023 RESULTS

	Three Months Ended September 30, 2024 vs. 2023
	Income Before Income Taxes	Income Tax (Expense) Benefit(3)	Net Income
		(in millions)
Third Quarter, 2023	$31.0	$(1.7)	$29.3
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Base rates	17.2	(4.4)	12.8
Electric transmission revenue	5.9	(1.5)	4.4
Electric retail volumes	3.6	(0.9)	2.7
Montana property tax tracker collections	1.5	(0.4)	1.1
Montana natural gas transportation	0.9	(0.2)	0.7
Non-recoverable Montana electric supply costs	0.6	(0.2)	0.4
Natural gas retail volumes	(0.3)	0.1	(0.2)
Production tax credits, offset within income tax benefit	(0.2)	0.2	—
Other	(1.2)	0.3	(0.9)

Variance in expense items(2) impacting net income:
Operating, maintenance, and administrative	(5.5)	1.4	(4.1)
Depreciation	(4.8)	1.2	(3.6)
Interest expense	(4.7)	1.2	(3.5)
Property and other taxes not recoverable within trackers	(1.9)	0.5	(1.4)
Gas repairs safe harbor method change	—	7.0	7.0
Other	1.5	0.6	2.1
Third Quarter, 2024	$43.6	$3.2	$46.8
Change in Net Income			$17.5
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended September 30, 2024 was $46.8 million as compared with $29.3 million for the same period in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, electric retail volumes, Montana property tax tracker collections, lower non-recoverable Montana electric supply costs, and an income tax benefit from a change to the gas repairs safe harbor method. These were offset in part by natural gas retail volumes, depreciation, operating, administrative and general costs, and interest expense.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2023 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Yellowstone County 175 MW plant

Construction of the new generation facility was substantially completed and the plant placed in service in October 2024. The lawsuit challenging the YCGS air quality permit, which required us to suspend construction activities for a period of time, as well as additional related legal and construction challenges, delayed the project timing and have increased costs. As of September 30, 2024, total costs of approximately $305.6 million have been incurred, with expected total costs of approximately

$310.0 million to $320.0 million. See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding legal challenges impacting YCGS.

Regulatory Update

Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. Our ongoing rate review activity includes the following:

Montana Rate Review - In July 2024, we filed a Montana electric and natural gas rate review with the MPSC. The filing requests a base rate annual revenue increase of $156.5 million ($69.4 million net with Property Tax and PCCAM tracker adjustments) for electric and $28.6 million for natural gas. Our request is based on a return on equity of 10.80 percent with a capital structure including 46.81 percent equity, and forecasted 2024 electric and natural gas rate base of $3.45 billion and $731.9 million, respectively. The electric rate base investment includes the 175-megawatt natural gas-fired Yellowstone County Generating Station, which was placed in service in October 2024.

Our filing included a request for interim base rates to be effective October 1, 2024. Implementation of interim base rates, if any, has been delayed beyond our requested effective date as the MPSC has not yet made a decision on the interim rate request.

The MPSC has developed its procedural schedule for our rate review request including a hearing scheduled to commence on April 22, 2025. If a final order is not received by May 23, 2025, which is 270 days from acceptance of our filing, we intend to implement, as permitted by the MPSC regulations, our requested rates, which will be subject to refund, until a final order is received.

South Dakota Natural Gas Rate Review - In June 2024, we filed a natural gas rate review with the South Dakota Public Utilities Commission. The filing requests a base rate annual revenue increase of $6.0 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $95.6 million. If a final order is not received by December 21, 2024, interim base rates may go into effect.

Nebraska Natural Gas Rate Review - In June 2024, we filed a natural gas rate review with the NPSC. The filing requests a base rate annual revenue increase of $3.6 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $47.4 million. Interim rates, which increased base natural gas rates $2.3 million, were implemented on October 1, 2024. Interim rates will remain in effect on a refundable basis until the NPSC issues a final order.

EPA Rules

On April 25, 2024, the EPA released GHG Rules for existing coal-fired facilities and new coal and natural gas-fired facilities as well as MATS Rules. Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively. See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding these rules.

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

Colstrip - Puget Sound Energy Transaction

On July 30, 2024, we entered into a definitive agreement (the Agreement) with Puget Sound Energy (Puget) to acquire Puget's 25 percent interest in each of Units 3 and 4 (collectively representing 370 megawatts) at the Colstrip Generating Station for $0. The acquisition would be effective December 31, 2025, subject to the satisfaction of the closing conditions contained within the Agreement. Under the terms of the Agreement, we will be responsible for operating costs starting on January 1, 2026; while Puget will retain responsibility for its pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommission and demolition costs associated with the existing facilities that comprise Puget's interest. The Agreement is subject to customary conditions and approvals. The ultimate amount of Puget's ownership interest we acquire is contingent on a right-of-first-refusal held by other Colstrip owners which, if exercised prior to expiration in fourth quarter 2024, would reduce our acquired interest proportionately.

Acquisition of Puget’s entire ownership interest, in addition to the previously disclosed acquisition of Avista’s 15 percent interest in each of Colstrip Units 3 and 4 (collectively representing 222 megawatts), would result in our ownership of 55 percent of the facility with the ability to guide operating and maintenance investments. This provides capacity to help us meet our obligation to provide reliable and cost effective power to our customers in Montana, while allowing opportunity for us to identify and plan for newer lower or no-carbon technologies in the future.

Regional Transmission Development Activities

In August 2024, the U.S. Department of Energy awarded a $700.0 million grant through the Grid Resilience and Innovation Partnership (GRIP) program to advance the North Plains Connector (NPC) Consortium project. The 415-mile, high-voltage direct-current transmission line is intended to connect Montana's Colstrip substation, of which we are the operator and a joint owner, to central North Dakota, bridging the eastern and western U.S. energy grids. The NPC Consortium includes potential upgrades to our jointly owned Colstrip Transmission System and $70.0 million of the award is earmarked for the Colstrip Transmission System Upgrade. The NPC project, estimated to be a $3.6 billion investment, aims to enhance grid reliability, support renewable energy integration, and provide additional capacity across multiple states. We collaborated with Grid United, the Montana Department of Commerce, and other regional utilities on the successful GRIP grant application. The project is a critical infrastructure investment that aligns with our commitment to providing reliable and affordable energy to our customers while also supporting broader grid resilience efforts in the region. In addition to the Colstrip Transmission System Upgrade, we are considering an investment in NPC and are engaged in regional transmission development activities.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Consolidated net income for the three months ended September 30, 2024 was $46.8 million as compared with $29.3 million for the same period in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, electric retail volumes, Montana property tax tracker collections, lower non-recoverable Montana electric supply costs, and a income tax benefit from a change to the gas repairs safe harbor method. These were offset in part by natural gas retail volumes, depreciation, operating, administrative and general costs, and interest expense.

Consolidated gross margin for the three months ended September 30, 2024 was $102.8 million as compared with $83.5 million in 2023, an increase of $19.3 million, or 23.1 percent. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, electric retail volumes, Montana property tax tracker collections, and lower non-recoverable Montana electric supply costs. These were offset in part by natural gas retail volumes, depreciation, and operating and maintenance costs.

	Electric		Natural Gas		Total
	2024	2023	2024	2023	2024	2023
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$306.5	$280.0	$38.7	$41.1	$345.2	$321.1
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	80.8	78.0	7.1	10.9	87.9	88.9
Less: Operating and maintenance	42.5	40.0	13.4	13.2	55.9	53.2
Less: Property and other taxes	32.3	33.7	9.3	9.6	41.6	43.3
Less: Depreciation and depletion	47.6	43.3	9.4	8.9	57.0	52.2
Gross Margin	103.3	85.0	(0.5)	(1.5)	102.8	83.5
Operating and maintenance	42.5	40.0	13.4	13.2	55.9	53.2
Property and other taxes	32.3	33.7	9.3	9.6	41.6	43.3
Depreciation and depletion	47.6	43.3	9.4	8.9	57.0	52.2
Utility Margin(1)	$225.7	$202.0	$31.6	$30.2	$257.3	$232.2
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$225.7	$202.0	$23.7	11.7%
Natural Gas	31.6	30.2	1.4	4.6
Total Utility Margin(1)	$257.3	$232.2	$25.1	10.8%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended September 30, 2024 was $257.3 million as compared with $232.2 million for the same period in 2023, an increase of $25.1 million, or 10.8 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$17.2
Transmission revenue due to market conditions and rates	5.9
Electric retail volumes	3.6
Montana property tax tracker collections	1.5
Montana natural gas transportation	0.9
Non-recoverable Montana electric supply costs	0.6
Natural gas retail volumes	(0.3)
Other	(1.2)
Change in Utility Margin Items Impacting Net Income	28.2
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(2.0)
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.9)
Production tax credits, offset in income tax expense	(0.2)
Change in Utility Margin Items Offset Within Net Income	(3.1)
Increase in Consolidated Utility Margin(1)	$25.1

(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by favorable weather in Montana impacting residential demand, higher commercial and industrial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in South Dakota impacting residential demand. Lower natural gas retail volumes were driven by unfavorable weather in Montana partly offset by customer growth in all jurisdictions.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended September 30, 2024, we over-collected supply costs of $5.9 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance). For the three months ended September 30, 2023, we over-collected supply costs of $1.0 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $0.1 million.

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$55.9	$53.2	$2.7	5.1%
Administrative and general	34.9	29.4	5.5	18.7
Property and other taxes	41.6	41.8	(0.2)	(0.5)
Depreciation and depletion	57.0	52.2	4.8	9.2
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$189.4	$176.6	$12.8	7.2%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $189.4 million for the three months ended September 30, 2024, as compared with $176.6 million for the three months ended September 30, 2023. Primary components of the change include the following (in millions):

Operating Expenses
2024 vs. 2023
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$4.8
Insurance expense, primarily due to increased wildfire risk premiums	3.4
Labor and benefits(1)	3.0
Electric generation maintenance	1.9
Property and other taxes not recoverable within trackers	1.9
Technology implementation and maintenance expenses	(0.1)
Partial recovery from previously impaired alternative energy storage investment	(0.5)
Uncollectible accounts	(1.1)
Other	(1.1)
Change in Items Impacting Net Income	12.2

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	(2.0)
Operating and maintenance expenses recovered in trackers, offset in revenue	(0.9)
Deferred compensation, offset in other income	2.8
Pension and other postretirement benefits, offset in other income(1)	0.7
Change in Items Offset Within Net Income	0.6
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$12.8
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

Consolidated operating income for the three months ended September 30, 2024 was $67.9 million as compared with $55.6 million in the same period of 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, electric retail volumes, Montana property tax tracker collections, and lower non-recoverable Montana electric supply costs. These were offset in part by natural gas retail volumes, depreciation, operating, and administrative and general expenses.

Consolidated interest expense was $33.4 million for the three months ended September 30, 2024 as compared with $28.7 million for the same period of 2023. This increase was due to higher borrowings and interest rates, partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $9.1 million for the three months ended September 30, 2024 as compared with $4.1 million for the same period of 2023. This increase was primarily due to higher capitalization of AFUDC, a decrease in the non-service component of pension expense, and an increase in the value of deferred shares held in trust for deferred compensation.

Consolidated income tax benefit was $3.2 million for the three months ended September 30, 2024 as compared to income tax expense of $1.7 million for the same period of 2023. Our effective tax rate for the three months ended September 30, 2024 was (7.3)% as compared with 5.5% for the same period in 2023. As further discussed in Note 3 - Income Taxes, during the third quarter of 2024 we filed a tax accounting method change with the IRS consistent with the guidance for natural gas transmission and distribution property. This resulted in an income tax benefit of $7.0 million during the three months ended September 30, 2024, related to repair costs that were previously capitalized for tax purposes in the 2022 and prior tax years.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2024		2023
Income Before Income Taxes	$43.7		$31.0

Income tax calculated at federal statutory rate	9.2	21.0%	6.5	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.1	0.1	0.1	0.4
Gas repairs safe harbor method change	(7.0)	(16.0)	—	—
Flow-through repairs deductions	(4.6)	(10.5)	(4.2)	(13.5)
Production tax credits	(2.4)	(5.6)	(1.3)	(4.1)
Amortization of excess deferred income tax	(0.2)	(0.5)	(0.3)	(1.0)
Income tax return to accrual adjustment	—	—	0.4	1.3
Plant and depreciation flow-through items	1.8	4.2	0.4	1.2
Other, net	(0.1)	—	0.1	0.2
	(12.4)	(28.3)	(4.8)	(15.5)

Income tax (benefit) expense	$(3.2)	(7.3)%	$1.7	5.5%

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

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Consolidated net income for the nine months ended September 30, 2024 was $143.6 million as compared with $111.0 million for the same period in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, Montana property tax tracker collections, electric retail volumes, and an income tax benefit from a change to the gas repairs safe harbor method. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment in the current year, natural gas retail volumes, depreciation, operating, administrative and general costs, and interest expense.
Consolidated gross margin for the nine months ended September 30, 2024 was $338.3 million as compared with $289.8 million in 2023, an increase of $48.5 million, or 16.7 percent. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, Montana property tax tracker collections, and electric retail volumes. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment in the current year, natural gas retail volumes, depreciation, and operating and maintenance costs.

	Electric		Natural Gas		Total
	2024	2023	2024	2023	2024	2023
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$909.8	$804.6	$230.6	$261.5	$1,140.4	$1,066.1
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	257.0	198.5	82.1	123.5	339.1	322.0
Less: Operating and maintenance	126.3	123.8	41.1	40.1	167.4	163.9
Less: Property and other taxes	96.6	103.0	28.4	29.6	125.0	132.6
Less: Depreciation and depletion	142.4	130.5	28.2	27.3	170.6	157.8
Gross Margin	287.5	248.8	50.8	41.0	338.3	289.8
Operating and maintenance	126.3	123.8	41.1	40.1	167.4	163.9
Property and other taxes	96.6	103.0	28.4	29.6	125.0	132.6
Depreciation and depletion	142.4	130.5	28.2	27.3	170.6	157.8
Utility Margin(1)	$652.8	$606.1	$148.5	$138.0	$801.3	$744.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$652.8	$606.1	$46.7	7.7%
Natural Gas	148.5	138.0	10.5	7.6
Total Utility Margin(1)	$801.3	$744.1	$57.2	7.7%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the nine months ended September 30, 2024 was $801.3 million as compared with $744.1 million for the same period in 2023, an increase of $57.2 million, or 7.7 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$53.4
Transmission revenue due to market conditions and rates	13.5
Montana property tax tracker collections(1)	4.9
Montana natural gas transportation	1.9
Electric retail volumes	1.0
QF liability adjustment	(4.2)
Non-recoverable Montana electric supply costs	(3.8)
Natural gas retail volumes	(2.7)
Other	2.4
Change in Utility Margin Items Impacting Net Income	66.4
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(8.2)
Production tax credits, offset in income tax expense	(1.5)
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.5
Change in Utility Margin Items Offset Within Net Income	(9.2)
Increase in Consolidated Utility Margin(2)	$57.2
(1) In the fourth quarter of 2023, upon receiving the final valuation reports from the Montana Department of Revenue, we recorded a significant reduction in property tax expense. Accordingly, we do not anticipate this year-to-date favorable change to Utility Margin to continue on a full year basis.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the nine months ended September 30, 2024, we under-collected supply costs of $10.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $1.2 million (10 percent of the PCCAM Base cost variance). For the nine months ended September 30, 2023, we over-collected supply costs of $23.5 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.6 million.

Electric retail volume impact was favorable due to higher residential usage in Montana due to favorable weather, higher industrial volumes, and customer growth, partly offset by lower residential usage due to unfavorable weather in South Dakota, and lower commercial demand. Lower natural gas retail volumes were driven by unfavorable weather in all jurisdictions partly offset by customer growth.

The adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, as further explained above in the consolidated results of operations for the three months ended June 30, 2024.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$167.4	$163.9	$3.5	2.1%
Administrative and general	106.7	94.1	12.6	13.4
Property and other taxes	125.0	131.0	(6.0)	(4.6)
Depreciation and depletion	170.6	157.8	12.8	8.1
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$569.7	$546.8	$22.9	4.2%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $569.7 million for the nine months ended September 30, 2024, as compared with $546.8 million for the nine months ended September 30, 2023. Primary components of the change include the following (in millions):

Operating Expenses
2024 vs. 2023
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$12.8
Labor and benefits(1)	6.4
Insurance expense, primarily due to increased wildfire risk premiums	4.4
Litigation outcome (Pacific Northwest Solar)	2.4
Property and other taxes not recoverable within trackers	2.2
Non-cash impairment of alternative energy storage investment	1.7
Electric generation maintenance	1.3
Technology implementation and maintenance expenses	0.5
Uncollectible accounts	(2.1)
Other	(2.4)
Change in Items Impacting Net Income	27.2

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	(8.2)
Deferred compensation, offset in other income	2.9
Pension and other postretirement benefits, offset in other income(1)	0.5
Operating and maintenance expenses recovered in trackers, offset in revenue	0.5
Change in Items Offset Within Net Income	(4.3)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$22.9
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the nine months ended September 30, 2024 was $231.6 million as compared with $197.3 million in the same period of 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenues, Montana property tax tracker collections, and electric retail volumes. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment in the current year, natural gas retail volumes, depreciation, operating, and administrative and general costs.

Consolidated interest expense was $96.3 million for the nine months ended September 30, 2024 as compared with $85.1 million for the same period of 2023. This increase was due to higher borrowings and interest rates partly offset by higher capitalization of AFUDC.

Consolidated other income was $19.6 million for the nine months ended September 30, 2024 as compared to $12.9 million during the same period of 2023. This increase was primarily due a $2.3 million reversal of a previously expensed Community Renewable Energy Project penalty due to a favorable legal ruling, higher capitalization of AFUDC, a decrease in the non-service component of pension expense, and an increase in the value of deferred shares held in trust for deferred compensation, partly offset by a $2.5 million non-cash impairment of an alternative energy storage equity investment.

Consolidated income tax expense for the nine months ended September 30, 2024 was $11.4 million as compared to $14.1 million in the same period of 2023. Our effective tax rate for the nine months ended September 30, 2024 was 7.4% as compared with 11.3% for the same period in 2023. As further discussed in Note 3 - Income Taxes, during the third quarter of 2024 we filed a tax accounting method change with the IRS consistent with the guidance for natural gas transmission and distribution property. This resulted in an income tax benefit of $7.0 million during the nine months ended September 30, 2024, related to repair costs that were previously capitalized for tax purposes in the 2022 and prior tax years. Income tax expense for the nine months ended September 30, 2023 includes a one-time $3.2 million charge for the reduction of previously claimed alternative minimum tax credits.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2024		2023
Income Before Income Taxes	$155.0		$125.1

Income tax calculated at federal statutory rate	32.5	21.0%	26.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.7	0.5	1.4	1.1
Flow-through repairs deductions	(13.8)	(8.9)	(11.7)	(9.4)
Production tax credits	(7.4)	(4.8)	(5.6)	(4.5)
Gas repairs safe harbor method change	(7.0)	(4.5)	—	—
Amortization of excess deferred income tax	(0.8)	(0.5)	(1.4)	(1.1)
Reduction to previously claimed alternative minimum tax credit	—	—	3.2	2.5
Income tax return to accrual adjustment	—	—	0.4	0.3
Plant and depreciation flow-through items	6.0	3.8	1.2	1.0
Share-based compensation	0.3	0.2	0.4	0.3
Other, net	0.9	0.6	(0.1)	0.1
	(21.1)	(13.6)	(12.2)	(9.7)

Income tax expense	$11.4	7.4%	$14.1	11.3%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$100,737	$96,812	$3,925	4.1%	685	664	328,962	322,832
South Dakota	19,062	17,951	1,111	6.2	145	151	51,393	51,236
Residential	119,799	114,763	5,036	4.4	830	815	380,355	374,068
Montana	109,655	110,100	(445)	(0.4)	830	825	75,857	74,385
South Dakota	30,053	27,474	2,579	9.4	288	289	13,115	12,989
Commercial	139,708	137,574	2,134	1.6	1,118	1,114	88,972	87,374
Industrial	11,852	11,423	429	3.8	726	691	80	79
Other	14,071	13,243	828	6.3	82	71	8,274	8,204
Total Retail Electric	$285,430	$277,003	$8,427	3.0%	2,756	2,691	477,681	469,725
Regulatory amortization	(6,805)	(18,534)	11,729	(63.3)
Transmission	25,750	19,847	5,903	29.7
Wholesale and Other	2,103	1,714	389	22.7
Total Revenues	$306,478	$280,030	$26,448	9.4%
Fuel, purchased supply and direct transmission expense(1)	80,761	77,995	2,766	3.5
Utility Margin(2)	$225,717	$202,035	$23,682	11.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana	441	396	385	11% warmer	15% warmer
South Dakota	628	744	635	16% cooler	1% cooler
	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	169	190	280	11% warmer	40% warmer
South Dakota	39	25	76	56% colder	49% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended September 30, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$15.2
Transmission revenue due to market conditions and rates	5.9
Retail volumes	3.6
Montana property tax tracker collections	1.2
Non-recoverable Montana electric supply costs	0.6
Other	0.2
Change in Utility Margin Items Impacting Net Income	26.7

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(1.9)
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.9)
Production tax credits, offset in income tax expense	(0.2)
Change in Utility Margin Items Offset Within Net Income	(3.0)
Increase in Utility Margin(1)	$23.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by favorable weather in Montana impacting residential demand, higher commercial and industrial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in South Dakota impacting residential demand.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended September 30, 2024, we over-collected supply costs of $5.9 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance). For the three months ended September 30, 2023, we over-collected supply costs of $1.0 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $0.1 million.

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

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$304,128	$306,114	$(1,986)	(0.6)%	2,114	2,103	327,644	321,797
South Dakota	53,764	53,408	356	0.7	435	481	51,395	51,224
Residential	357,892	359,522	(1,630)	(0.5)	2,549	2,584	379,039	373,021
Montana	310,813	324,632	(13,819)	(4.3)	2,410	2,435	75,712	74,294
South Dakota	84,182	77,736	6,446	8.3	834	834	13,070	12,972
Commercial	394,995	402,368	(7,373)	(1.8)	3,244	3,269	88,782	87,266
Industrial	34,803	33,986	817	2.4	2,190	1,961	80	79
Other	27,437	27,229	208	0.8	131	119	6,552	6,483
Total Retail Electric	$815,127	$823,105	$(7,978)	(1.0)%	8,114	7,933	474,453	466,849
Regulatory amortization	18,637	(80,085)	98,722	(123.3)
Transmission	70,573	57,092	13,481	23.6
Wholesale and Other	5,461	4,492	969	21.6
Total Revenues	$909,798	$804,604	$105,194	13.1%
Fuel, purchased supply and direct transmission expense(1)	256,989	198,492	58,497	29.5
Utility Margin(2)	$652,809	$606,112	$46,697	7.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	484	440	447	10% warmer	8% warmer
South Dakota	682	945	707	28% cooler	4% cooler

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	4,661	4,746	4,755	2% warmer	2% warmer
South Dakota	4,847	5,982	5,730	19% warmer	15% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the nine months ended September 30, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$43.2
Transmission revenue due to market conditions and rates	13.5
Montana property tax tracker collections	3.9
Retail volumes	1.0
QF liability adjustment	(4.2)
Non-recoverable Montana electric supply costs	(3.8)
Other	1.6
Change in Utility Margin Items Impacting Net Income	55.2

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(7.5)
Production tax credits, offset in income tax expense	(1.5)
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.5
Change in Utility Margin Items Offset Within Net Income	(8.5)
Increase in Utility Margin(1)	$46.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volume impact was favorable due to higher residential usage in Montana due to favorable weather, higher industrial volumes, and customer growth, partly offset by lower residential usage in South Dakota due to unfavorable weather, and lower commercial demand.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the nine months ended September 30, 2024, we under-collected supply costs of $10.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $1.2 million (10 percent of the PCCAM Base cost variance). For the nine months ended September 30, 2023, we over-collected supply costs of $23.5 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.6 million.

The adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, as further explained above in the consolidated results of operations for the nine months ended September 30, 2024.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$8,422	$9,603	$(1,181)	(12.3)%	739	825	185,578	183,586
South Dakota	1,745	1,987	(242)	(12.2)	108	102	42,389	41,821
Nebraska	1,791	2,251	(460)	(20.4)	143	138	37,834	37,580
Residential	11,958	13,841	(1,883)	(13.6)	990	1,065	265,801	262,987
Montana	6,190	6,136	54	0.9	609	622	26,094	25,657
South Dakota	1,262	1,498	(236)	(15.8)	225	208	7,336	7,184
Nebraska	795	1,291	(496)	(38.4)	134	142	5,009	4,970
Commercial	8,247	8,925	(678)	(7.6)	968	972	38,439	37,811
Industrial	115	106	9	8.5	15	13	238	231
Other	169	160	9	5.6	23	19	196	191
Total Retail Gas	$20,489	$23,032	$(2,543)	(11.0)%	1,996	2,069	304,674	301,220
Regulatory amortization	8,025	7,458	567	(7.6)
Wholesale and other	10,169	10,570	(401)	(3.8)
Total Revenues	$38,683	$41,060	$(2,377)	(5.8)%
Fuel, purchased supply and direct transmission expense(1)	7,127	10,948	(3,821)	(34.9)
Utility Margin(2)	$31,556	$30,112	$1,444	4.8%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	203	226	319	10% warmer	36% warmer
South Dakota	39	25	76	56% colder	49% warmer
Nebraska	7	15	33	53% warmer	79% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended September 30, 2024 and 2023:

Utility Margin 2024 vs. 2023
(in millions)
Utility Margin Items Impacting Net Income
Base rates	$2.0
Montana natural gas transportation	0.9
Montana property tax tracker collections	0.3
Retail volumes	(0.3)
Other	(1.4)
Change in Utility Margin Items Impacting Net Income	1.5

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(0.1)
Change in Utility Margin Items Offset Within Net Income	(0.1)
Increase in Utility Margin(1)	$1.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in Montana partly offset by customer growth in all jurisdictions.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$75,933	$94,074	$(18,141)	(19.3)%	9,220	9,206	185,412	183,584
South Dakota	21,244	30,297	(9,053)	(29.9)	2,113	2,557	42,477	41,962
Nebraska	16,106	30,221	(14,115)	(46.7)	1,812	2,053	37,924	37,752
Residential	113,283	154,592	(41,309)	(26.7)	13,145	13,816	265,813	263,298
Montana	42,016	52,393	(10,377)	(19.8)	5,307	5,456	26,112	25,679
South Dakota	14,283	21,289	(7,006)	(32.9)	2,139	2,385	7,353	7,218
Nebraska	8,982	19,119	(10,137)	(53.0)	1,328	1,528	5,045	5,017
Commercial	65,281	92,801	(27,520)	(29.7)	8,774	9,369	38,510	37,914
Industrial	703	995	(292)	(29.3)	98	107	237	231
Other	1,036	1,282	(246)	(19.2)	156	155	196	189
Total Retail Gas	$180,303	$249,670	$(69,367)	(27.8)%	22,173	23,447	304,756	301,632
Regulatory amortization	18,686	(21,312)	39,998	(187.7)
Wholesale and other	31,645	33,172	(1,527)	(4.6)
Total Revenues	$230,634	$261,530	$(30,896)	(11.8)%
Fuel, purchased supply and direct transmission expense(1)	82,100	123,521	(41,421)	(33.5)
Utility Margin(2)	$148,534	$138,009	$10,525	7.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	4,792	4,855	4,854	1% warmer	1% warmer
South Dakota	4,847	5,982	5,730	19% warmer	15% warmer
Nebraska	3,985	4,521	4,501	12% warmer	11% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the nine months ended September 30, 2024 and 2023:

Utility Margin 2024 vs. 2023
(in millions)
Utility Margin Items Impacting Net Income
Base rates	$10.2
Montana natural gas transportation	1.9
Montana property tax tracker collections	1.0
Retail volumes	(2.7)
Other	0.8
Change in Utility Margin Items Impacting Net Income	11.2

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property tax expense	(0.7)
Change in Utility Margin Items Offset Within Net Income	(0.7)
Increase in Utility Margin(1)	$10.5
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in all jurisdictions partly offset by customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 16 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding these dividend restrictions. As of September 30, 2024, we are in compliance with these provisions.

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

As of September 30, 2024, our total net liquidity was approximately $316.5 million, including $2.5 million of cash and $314.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$143.6	$111.0
Non-cash adjustments to net income	175.3	141.1
Changes in working capital	35.9	194.5
Other noncurrent assets and liabilities	(10.9)	(19.6)
Cash Provided by Operating Activities	343.9	427.0

Investing Activities
Property, plant and equipment additions	(400.5)	(407.2)
Investment in equity securities	(4.6)	(3.8)
Cash Used in Investing Activities	(405.1)	(411.0)

Financing Activities
Proceeds from issuance of common stock, net	—	73.6
Issuance of long-term debt	215.0	300.0
Issuances of short-term borrowings	100.0	—
Line of credit repayments, net	(32.0)	(273.0)
Repayments on long-term debt	(100.0)	—
Dividends on common stock	(118.9)	(115.0)
Other financing activities, net	(0.2)	(2.4)
Cash Provided by (Used in) Financing Activities	63.9	(16.8)

Increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	2.7	(0.8)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25.2	22.5
Cash, Cash Equivalents, and Restricted Cash, end of period	$27.9	$21.7

Operating Activities

As of September 30, 2024, cash, cash equivalents, and restricted cash were $27.9 million as compared with $25.2 million as of December 31, 2023 and $21.7 million as of September 30, 2023. Cash provided by operating activities totaled $343.9 million for the nine months ended September 30, 2024 as compared with $427.0 million during the nine months ended September 30, 2023. As shown in the table below, this decrease in operating cash flows is primarily due to significant net cash inflows in the prior period from the recovery of previously under-collected energy supply costs, compared to minimal net cash inflows for energy supply costs in the current period due to the timely recovery of energy supply costs.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash inflows (outflows)
2023	$115.4	$16.6	$98.8
2024	$7.8	$1.8	$6.0
Decrease in net cash inflows			$(92.8)

Investing Activities

Cash used in investing activities totaled $405.1 million during the nine months ended September 30, 2024, as compared with $411.0 million during the nine months ended September 30, 2023. Plant additions during the first nine months of 2024 include maintenance additions of approximately $216.5 million and capacity related capital expenditures of $184.0 million. Plant additions during the first nine months of 2023 included maintenance additions of approximately $235.0 million and capacity related capital expenditures of approximately $172.2 million.

Financing Activities

Cash provided by financing activities totaled $63.9 million during the nine months ended September 30, 2024, as compared with cash used in financing activities of $16.8 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, cash provided by financing activities reflects proceeds from the issuance of debt of $215.0 million and short-term borrowings of $100.0 million, partly offset by payment of dividends of $118.9 million, repayment of 1.00 percent, $100.0 million of Montana First Mortgage Bonds, and net repayments under our revolving lines of credit of $32.0 million. During the nine months ended September 30, 2023, cash used in financing activities reflects net repayments under our revolving lines of credit of $273.0 million and payment of dividends of $115.0 million, partly offset by proceeds from the issuance of debt of $300.0 million and proceeds received from the issuance of common stock of $73.6 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of September 30, 2024, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

As of September 30, 2024 and 2023 the outstanding balances of our credit facilities were $286.0 million and $177.0 million, respectively. As of October 25, 2024, the availability under our credit facilities was approximately $335.0 million, and there were no letters of credit outstanding.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 25, 2024, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2024.

	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Long-term debt(1)	$2,880,660	$—	$300,000	$105,000	$—	$465,660	$2,010,000
Finance leases	6,327	866	3,596	1,865	—	—	—
Short-term borrowings	100,000	—	100,000	—	—	—	—
Estimated pension and other postretirement obligations(2)	47,785	2,937	11,437	11,137	11,137	11,137	N/A
Qualifying facilities liability(3)	247,480	18,528	60,360	55,393	56,665	42,400	14,134
Supply and capacity contracts(4)	3,279,236	92,481	331,100	294,228	275,410	257,802	2,028,215
Contractual interest payments on debt(5)	1,578,806	35,493	125,836	116,651	114,992	112,135	1,073,699
Commitments for significant capital projects(6)	34,800	26,817	7,983	—	—	—	—
Total Commitments(7)	$8,175,094	$177,122	$940,312	$584,274	$458,204	$889,134	$5,126,048
_________________________
(1)Represents cash payments for long-term debt and excludes $12.8 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $118 to $130 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $247.5 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $221.0 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 6.19 percent on the outstanding balance through maturity of the facilities.
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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there have been no material changes in these policies.

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

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 2.1 — Colstrip Units 3&4 Interests Abandonment and Acquisition Agreement, dated as of July 30, 2024 by and between Northwestern Corporation and Puget Sound Energy Inc. (incorporated by reference to Exhibit 2.1 of NorthWestern Energy Group, Inc.'s Current Report on Form 8-K, dated July 30, 2024 Commission File No. 000-56598).

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

NorthWestern Energy Group, Inc.
Date:	October 29, 2024	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer