Form 10-K
period 2024-12-31
NorthWestern Energy Group, Inc.
filed 2025-02-13
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $3,069,877,808 computed using the last sales price of $50.08 per share of the registrant’s common stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 7, 2025, 61,328,041 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, our examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•adverse determinations by regulators, such as adverse outcomes from the denial of interim rates or final rates not consistent with a reasonable ability to earn our allowed returns, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, and wildfire damages in excess of liability insurance coverage, could have a material effect on our liquidity, results of operations and financial condition;
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

Colstrip - A jointly owned sub-bituminous coal fired facility located near Colstrip, Montana, of which we have a 30 percent ownership of Unit 4. We have entered into agreements to acquire an additional 40 percent ownership in Units 3 & 4 on December 31, 2025.

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

North Plains Connector (NPC) - A 3,000-megawatt, 415-mile high-voltage direct current transmission line to be constructed with endpoints near Bismark, North Dakota, and Colstrip, Montana.

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

Open Access Transmission Tariff (OATT) - The OATT, which is established by the FERC, defines the terms and conditions of point-to-point and network integration transmission services offered by us, and requires that transmission owners provide open, non-discriminatory access on their transmission system to transmission customers.

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

YCGS - The Yellowstone County Generating Station is a 175 MW natural gas fired facility, located near Laurel, Montana.

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

Part I

ITEM 1. BUSINESS

OVERVIEW

 NorthWestern Energy - Delivering a Bright Future

NorthWestern Energy Group, doing business as NorthWestern Energy, provides essential energy infrastructure and valuable services that enrich lives and empower communities while serving as long-term partners to our customers and communities. We work to deliver safe, reliable, and innovative energy solutions that create value for customers, communities, employees, and investors. We do this by providing low-cost and reliable service performed by highly-adaptable and skilled employees. We provide electricity and / or natural gas to approximately 787,000 customers in Montana, South Dakota, Nebraska, and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. We have provided service in South Dakota and Nebraska since 1923 and in Montana since 2002.

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

SERVICE TERRITORY

MONTANA
NORTH DAKOTA
SOUTH DAKOTA
NEBRASKA
WYOMING
HAVRE
KALISPELL
GREAT FALLS
MISSOULA
HELENA
BUTTE
BOZEMAN
BILLINGS
YELLOWSTONE NATIONAL PARK
ABERDEEN
HURON
BROOKINGS
MITCHELL
YANKTON
NORTH PLATTE
GRAND ISLAND
KEARNEY
Electric
Natural Gas
Wind Farm
Hydro Facilities
Thermal Generating Plants
Natural Gas Reserves

For over a century, we have upheld our commitment to providing reliable and affordable electric and natural gas services while also being good stewards of the environment. Our approach to sustainability encompasses not only environmental care but also strong corporate governance, meaningful community engagement, and a dedication to delivering long-term value for all stakeholders.

Our energy portfolio reflects a balanced mix of clean and traditional resources, ensuring we can deliver reliable electricity to customers around the clock. In 2024, approximately 58 percent of our electric portfolio—comprising owned and long-term resources—was carbon-free, exceeding the U.S. electric power industry average of 41 percent in 2023 (source: U.S. Energy Information Administration). However, our resource mix may not fully represent the actual energy delivered to customers due to market-based energy exchanges. We do not receive all of the related Renewable Energy Credits (RECs) from our contracted electric supply resources and periodically sell RECs produced by our own carbon-free energy resources. The owner of the RECs claims the renewable attributes of the energy.

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

Delivering affordable, reliable energy is central to our mission and reflects our responsibility to customers and the communities we serve. Our reliability standards consistently rank in the first or second quartile compared to industry peers, and our typical residential energy bills remain significantly below the national average.

We recognize that our employees are key to our success, and we are committed to providing fulfilling careers with competitive pay, excellent benefits, and a strong work-life balance. This commitment has earned us recognition from Newsweek as one of the "Great Places to Work" in 2023 and 2024.

Our governance practices underscore our dedication to ethical conduct, transparency, and accountability. We adhere to a robust Code of Conduct and Ethics that applies to employees, board members, vendors, and contractors, with additional requirements for senior leaders to ensure the highest standards of integrity in financial reporting and decision-making.

2024 Electric Generation Portfolio - Total NWE

Wind Contracted 18.9%
Wind Owned 5.4%
Contracted Coke & Waste Tailings 8.0%
Natural Gas Contracted 2.0%
Natural Gas / Other Owned 8.5%
Coal Owned 23.8%
Solar Contracted 4.4%
Hydro Contracted 0.9%
Hydro Owned 28.1%
58% Carbon-Free

2024 Electric Generation Portfolio - Montana

Wind Contracted 18.3%
Wind Owned 2.1%
Contracted Coke & Waste Tailings 9.7%
Natural Gas Contracted 2.4%
Natural Gas / Other Owned 8.2%
Coal Owned 19.1%
Solar Contracted 5.3%
Hydro Contracted 1.0%
Hydro Owned 33.9%
61% Carbon-Free

2024 Electric Generation Portfolio - South Dakota

Wind Owned 21.4%
Natural Gas / Other Owned 9.8%
Coal Owned 46.6%
Wind Contracted 22.2%
44% Carbon-Free

Based on MWh's supplied from owned & long-term contracted resources.

Contracted energy from Colstrip Energy Limited Partners (CELP), Yellowstone Energy Limited Partners (YELP) as well as a majority of the contracted wind, hydro and solar are federally mandated Qualifying Facilities, as defined under the Public Utility Regulatory Policies Act of 1978 (PURPA).

NorthWestern does not own all the renewable energy certificates (RECs) generated by contracted resources, and periodically sells its own RECs with proceeds benefiting retail customers. Accordingly, we cannot represent that 100% of carbon-free energy in the portfolio was delivered to our customers.

MONTANA ELECTRIC OPERATIONS

Our regulated electric utility business in Montana, which is conducted through NW Corp, includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73 percent of Montana's land area. During 2024, we delivered electricity to approximately 413,400 customers in 224 communities and their surrounding rural areas, 13 rural electric cooperatives and, in Wyoming, to the Yellowstone National Park. In 2024, by category, residential, commercial, industrial, and other sales accounted for approximately 46%, 46%, 5%, and 3%, respectively, of our Montana retail electric utility revenue.

Transmission and Distribution

Our electric system is composed of high voltage transmission lines and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 500 kV	497
Miles of 230 kV	988
Miles of 161 kV	1,184
Miles of 115 kV and lower voltage	3,927
Total Miles of Electric Transmission Lines	6,596

Electric Distribution Lines
Miles of overhead line	13,282
Miles of underground line	5,512
Total Miles of Electric Distribution Lines	18,794

Total Transmission and Distribution Substations	396

In addition to delivering energy to distribution systems to serve customers, we also transmit electricity for nonregulated entities owning generation, and utilities, cooperatives, and power marketers serving the Montana electricity market. Our total control area peak demand reached a peak of approximately 2,079 MWs on January 13, 2024. Our control area average demand for 2024 was approximately 1,372 MWs per hour, with total energy delivered of approximately 11.53 million MWHs.

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

Electric Supply

Our annual retail electric supply load requirement averages approximately 759 MWs per day, with a peak load of approximately 1,300 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties.

Owned generation resources supplied approximately 65 percent of our retail load requirements for 2024. We expect that approximately 81 percent of our retail obligations will be met by owned generation resources in 2025, reflecting the full year addition of YCGS which was placed into service in October 2024. In addition, we have contracts with QFs totaling 556 MWs of nameplate capacity, including 94 MWs from waste petroleum coke and waste coal, 268 MWs from wind, 17 MWs from hydro, and 177 MWs from solar projects. We have several other long-term power purchase agreements including contracts for 135 MWs nameplate capacity from wind generation, 310 MWs from unspecified resources, 52 MWs of natural gas generation, and 13 MWs of hydro supply. Load requirements during peak demand in excess of our owned and long-term contracted resources will be satisfied with market purchases.

Owned Generation Facilities

Details of these generating facilities are described in the following tables.

Hydro Facilities	COD	River Source	FERC License Expiration	Owned MW
Black Eagle	1927	Missouri	2040	25
Cochrane	1958	Missouri	2040	64
Hauser	1911	Missouri	2040	22
Holter	1918	Missouri	2040	53
Madison	1906	Madison	2040	12
Morony	1930	Missouri	2040	49
Rowe(1)	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	64
Ryan	1915	Missouri	2040	72
Thompson Falls	1915/1995	Clark Fork	2025(2)	94
Total(3)				467
(1) The FERC Project is still called Mystic Lake, one of the 3 dams is now called Rowe Dam
(2) We are in the process of relicensing the Thompson Falls hydro facility. We anticipate that the FERC will issue an annual license for 2026, and that this annual license will renew on an annual basis until our relicensing proceeding is complete.
(3) The Hebgen facility (0 MW net capacity) is excluded from the figures above. These are run-of-river dams except for Mystic, Cochrane, Ryan and Morony.

Other Facilities	Fuel Source	Ownership Interest	Owned MW
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	30%	222
DGGS, located near Anaconda, Montana	Natural Gas & Liquid Fuel	100%	150
YCGS, located near Laurel, Montana	Natural Gas	100%	175
Spion Kop Wind, located in Judith Basin County in Montana	Wind	100%	40
Two Dot Wind, located in Wheatland County in Montana	Wind	100%	11

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

Resource Planning

Resource planning is an important function necessary to meet our customers' future energy needs and is used to guide resource acquisition activities. We filed our latest resource plan with the MPSC in April of 2023. The filing showed a capacity adequate resource portfolio in the near term that included an online date of the YCGS in 2024 and the acquisition of an additional 222 MW of capacity in Colstrip in 2026. In July of 2024, NorthWestern announced that an additional 370 MW would be acquired at Colstrip in 2026. These two additional Colstrip acquisitions would increase NorthWestern’s current Colstrip ownership from 222 MW to 814 MW, effective January 1, 2026. For additional information regarding the acquisition of additional Colstrip capacity, see Note 5 - Property, Plant, and Equipment, to the Consolidated Financial Statements.

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

SOUTH DAKOTA ELECTRIC OPERATIONS

Our South Dakota electric utility business, which is conducted through NWE Public Service, operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties. We provide retail electricity to more than 65,300 customers in 117 communities in South Dakota. In 2024, by category, residential, commercial and other sales accounted for approximately 38%, 60%, and 2%, respectively, of our South Dakota retail electric utility revenue.

Transmission and Distribution

Our electric system includes high voltage transmission and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 345 kV	25
Miles of 230 kV	18
Miles of 115 kV and lower voltages	1,306
Total Miles of Electric Transmission Lines	1,349

Electric Distribution Lines
Miles of overhead line	1,630
Miles of underground line	756
Total Miles of Electric Distribution Lines	2,386

Total Transmission and Distribution Substations	123

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

Electric Supply

Our annual retail electric supply load requirements average approximately 200 MWs, with a peak load of approximately 325 MWs, and are supplied by owned and contracted resources and market purchases. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We are a member of the SPP. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit into the SPP market both offers to sell our generation and bids to purchase power to serve our load. SPP optimizes next-day and real-time generation dispatch across the region and provides participants with greater access to economic energy. Marketing activities in SPP are handled for us by a third-party provider acting as our agent.

Electric supply resources include 211 MWs from jointly owned coal plants and 138 MWs from two natural gas-fired plants. Additional resources include several peaking units and an 80 MW wind facility. We also purchase the output of four wind projects, three of which are QFs, under power purchase agreements. Actual output for our wind resources varies based upon weather conditions.

Owned Generation Facilities

Details of our generating facilities are described further in the following chart:

Generation Facilities	Fuel Source	Ownership Interest	Owned MW
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	111
Aberdeen Generating Unit No. 2, located near Aberdeen, South Dakota(1)	Natural gas & Liquid Fuel	100.0%	60
Beethoven Wind Project, located near Tripp, South Dakota	Wind	100.0%	80
BGGS, located near Huron, South Dakota	Natural Gas	100.0%	58
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	56
Coyote Electric Generating Station, located near Beulah, North Dakota	Lignite coal	10.0%	43
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100.0%	12
Total			420
(1) We are currently upgrading Aberdeen Generating Unit No. 1. Refer to the Resource Planning section below for further information.

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

We submitted a plan to the SDPUC in December of 2024 that provided for the modernization of our generating fleet. That plan focused on improving reliability and flexibility. We are currently upgrading Aberdeen Generating Unit No. 1 to a 28 MW natural gas fired generating facility. This generating facility includes two simple cycle natural gas combustion turbines and we anticipate it being in service in 2026 for a total projected cost of $65.0 million.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana, which is conducted through NW Corp, includes production, storage, transmission and distribution. During 2024, we distributed natural gas to approximately 214,500 customers in 121 Montana communities over a system that consists of approximately 5,200 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 34,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 50 Bcf during the year ended December 31, 2024.

Miles of Natural Gas Transmission	2,133

Miles of Natural Gas Distribution	5,221

City Gate Stations	135

We have connections in Montana with four major, unaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Twelve compressor sites provide more than 48,600 horsepower on the transmission line and an additional 15,900 horsepower at our storage fields, capable of moving more than 400,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

Natural gas is used primarily for residential and commercial heating, and as fuel for three electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2024, were approximately 22.4 Bcf. Our Montana natural gas supply requirements for electric generation fuel for the year ended December 31, 2024, were approximately 8.0 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in significant natural gas producing regions in the United States, primarily the Rocky Mountains (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage - Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value: as we own these assets, which are regulated, our customers are protected from potential price spikes in the market. As of December 31, 2024, these owned reserves totaled approximately 28.2 Bcf and are estimated to provide approximately 2.6 Bcf in 2025, or approximately 11 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.85 Bcf and maximum aggregate daily deliverability of approximately 194,000 dekatherms.

South Dakota and Nebraska

Through NWE Public Service, we provide natural gas to approximately 50,500 customers in 81 South Dakota communities and approximately 43,300 customers in 4 Nebraska communities. In South Dakota, we also transport natural gas for nine gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one large end-user account. We delivered approximately 31.4 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.7 Bcf of third-party transportation volume on our Nebraska distribution system during 2024.

Miles of Natural Gas Transmission	55

Miles of Natural Gas Distribution - South Dakota	1,796

Miles of Natural Gas Distribution - Nebraska	830

Our South Dakota natural gas supply requirements for the year ended December 31, 2024, were approximately 5.5 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2024, were approximately 4.0 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

Municipal Natural Gas Franchise Agreements

We have municipal franchises to provide natural gas service in the communities we serve. The terms of the franchises vary by community. Our Montana franchises typically have a fixed 10-year term and continue for additional 10-year terms unless and until canceled, with 5 years notice. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We continue to serve those customers while we obtain formal renewals. During the next five years, eleven of our Montana franchises could expire by action taken by the franchises' city or town, which account for approximately 79,362 or 37.95 percent of our Montana natural gas customers. Three of our South Dakota franchises and two franchises in Nebraska, which account for approximately 39,496 or 42 percent of our South Dakota and Nebraska natural gas customers, are scheduled to reach the end of their fixed term during the next five years. We do not anticipate termination of any of these franchises.

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

The following is a summary of our rate base (amounts we earn a return on) and authorized rates of return in each jurisdiction, estimated as of December 31, 2024:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions)	Year-end Estimated Rate Base (millions)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery and production(1)	November 2023	$2,565.5	$3,330.9	6.72%	9.65%	48.02%
Montana - Colstrip Unit 4	November 2023	276.9	257.8	8.25%	10.00%	50.00%
Montana natural gas delivery and production(2)	November 2023	582.8	814.8	6.67%	9.55%	48.02%
Total Montana		$3,425.2	$4,403.5
South Dakota electric(3)	January 2024	$791.8	$813.1	6.81%	n/a	n/a
South Dakota natural gas(3)(4)	December 2024	96.2	117.6	6.91%	n/a	n/a
Total South Dakota		$888.0	$930.7
Nebraska natural gas(3)(4)	December 2007	$24.3	$52.5	8.49%	10.40%	n/a
		$4,337.5	$5,386.7
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
(4) In June 2024, we filed a South Dakota natural gas rate review filing (2023 test year) with the SDPUC and a Nebraska natural gas rate review filing. (2023 test year) with the NEPSC. See Note 3 - Regulatory Matters, to the Consolidated Financial Statements for additional discussion of this rate review filing.

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

COMPETITION

We are subject to public policies that promote competition and development of energy markets. Certain of our industrial and large commercial customers have the ability to choose their electric supplier and may generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region. Customers have the opportunity to supply their own power with distributed generation including solar generation, and in Montana, can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. These incentives and federal tax subsidies make distributed generating resources viable potential competitors to our electric service business.

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

President Trump issued an Executive Order on January 20, 2025, "Unleashing American Energy," directing all federal executive agency heads to review all agency actions implicating energy reliability and affordability or potentially burdening the development of domestic energy resources. It is not yet clear how existing regulations affecting existing fossil fuel assets will be reconsidered or repealed. If the MATS Rules remain enforced, between now and 2028 total compliance costs for the Colstrip plant is estimated to range from $350 million to $665 million, of which we would be responsible for our proportionate share.

This estimate has been developed by the Colstrip operator and represents an initial high-level scoping estimate that will require significant refinement to narrow the range of costs, which is currently underway. Without change, implementation of existing climate related regulations have the potential to limit or curtail our operations, including the burning of fossil fuels at our coal-fired and some natural gas power plants. While we strive to comply with all environmental regulations applicable to our operations, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to energy and environmental laws and regulations, or new administrative or judicial interpretations or enforcement decisions regarding them.

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

HUMAN CAPITAL RESOURCES

Our ability to achieve the objectives of our business strategy and serve our customers within our service territory depends on employing and continually investing in the development of skilled individuals at all levels of our organization. We aspire to be an employer of choice and a great workplace by offering competitive salaries and benefits and providing a safe working environment where employees can grow personally and in their careers. We value diversity, foster inclusion and encourage a healthful work–life balance that includes taking personal time and giving back to the communities we live and work in. Our success comes when employees feel purpose in the work they do and empowered to take initiative, voice their opinions, and build on their experiences within our company and our communities.

As of December 31, 2024, we had 1,585 employees. Of these, 1,277 employees were in Montana and 308 were in South Dakota or Nebraska. Of our Montana employees, 462, or 36 percent, were covered by seven collective bargaining agreements involving five unions, which were renegotiated in 2022. Each of the seven Montana collective bargaining agreements negotiated in 2022 will expire in 2026. Of our South Dakota and Nebraska employees, 165, or 54 percent, are covered by a collective bargaining agreement renegotiated in 2021 that expires in 2025. Additionally, there are ten employees who are in the process of negotiating a collective bargaining agreement. We consider our relations with employees and union leadership to be positive and respectful.

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

Hiring, promotions, work assignments, or other decisions related to the terms and conditions of employment are made by considering skills, experience, proven track record of performance, and other traits that serve to create a team with varied strengths and backgrounds. Our workforce reflects the available talent in the communities we serve. In compliance with current mandates, our employment data is tested annually by a third party. This testing determined that there is no current need to establish corrective placement goals.

Compensation and Benefits

Our overarching compensation philosophy is structured to be consistent with our peers, and to align the long-term interests of our employees, executives, shareholders, and customers so the pay appropriately reflects performance in achieving financial and non-financial operating objectives. We offer a competitive pay and benefits package, which is benchmarked on an annual basis to external market data. Beyond base pay and incentive compensation, we offer competitive, cost-effective, and well- rounded benefits, which aligns with our desire to be an employer of choice. From considerable employer retirement contributions, to generous paid time off, to health care and well-being programs, our benefits are designed to meet the varied needs of our employees.

We are committed to internal pay equity, and the Human Resources Committee of the Board of Directors monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. During 2024 and 2023, the compensation for our Chief Executive Officer (CEO) was approximately 33 and 23 times, respectively, the compensation of our median employee.

We believe that a significant portion of an executive’s pay should be at risk in the form of performance-based incentive awards that are only paid if the individual and company performance targets are met. For 2024, approximately 75 percent of the targeted compensation of our CEO and about 56 percent of the targeted compensation of our other named executive officers is at risk in the form of performance-based incentive awards or time-based awards tied to the value of equity. Our Board of Directors establishes the metrics and targets for these incentive awards, based upon advice from the Board of Directors’ independent compensation consultant. In addition, our compensation practices have led to a relatively low CEO to median employee ratio of approximately 33 to 1 for 2024.

We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefits programs and to provide benchmarking against our peers within the industry. We provide pay equity between our employees performing equal or substantially similar work. We engage a third party to review our pay equity and share the results with our Board of Directors. Our most recent study was performed in 2024, with no corrective action required.

Health and Safety

As stewards of critical infrastructure, providers of energy service, and members of the communities we serve, our top service value is the safety and well-being of our employees and customers. We integrate safety and health into every aspect of our business, continuously monitoring various areas related to safety practices and policies. Key metrics include the recordable incident rate (the number of work-related injuries per 100 employees over a one-year period) and the lost time incident rate (the number of employees who miss work due to work-related injuries per 100 employees over a one-year period). During the years ended December 31, 2024 and 2023, our recordable incident rates were 1.65 and 1.34, respectively, and lost time incident rates were 0.57 and 0.45, respectively, on a company wide basis. As of December 31, 2024, our five-year average safety performance exceeded the five-year average of our industry peers.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Current Title and Prior Employment	Age(1)
Brian B. Bird	President and Chief Executive Officer and Director of NorthWestern Energy Group, Inc., since October 2, 2023, and of NorthWestern Energy Public Service Corporation since January 1, 2024, and of NorthWestern Corporation since January 2023; formerly President and Chief Operating Officer of NorthWestern Corporation since February 2021 and Chief Financial Officer from December 2003 to February 2021.	62

Crystal D. Lail	Vice President and Chief Financial Officer of NorthWestern Energy Group, Inc., since October 2, 2023, and of NorthWestern Energy Public Service Corporation since January 1, 2024, and of NorthWestern Corporation since February 2021; formerly Vice President and Chief Accounting Officer of NorthWestern Corporation since April 2020; and Vice President and Controller from October 2015 to April 2020.	46

Shannon M. Heim	Vice President - General Counsel and Federal Government Affairs of NorthWestern Energy Group, Inc., since October 2, 2023, and of NorthWestern Energy Public Service Corporation since January 1, 2024, and of NorthWestern Corporation since January 2023; formerly Director, Regulatory Corporate Counsel of NorthWestern Corporation since June 2020; and formerly Equity Shareholder at the law firm of Moss & Barnett, P.A. from 2017 to 2020.	52

Bleau J. Lafave	Vice President - Asset Management & Business Development of NorthWestern Corporation since June 2023 and of NorthWestern Energy Public Service Corporation since January 1, 2024; formerly Director of Long-Term Resources of NorthWestern Corporation since 2003.	54

Bobbi L. Schroeppel	Vice President - Customer Care, Communications and Human Resources of NorthWestern Corporation since May 2009 and of NorthWestern Energy Public Service Corporation since January 1, 2024.	56

Jason C. Merkel	Vice President - Distribution of NorthWestern Corporation since September 2022 and of NorthWestern Energy Public Service Corporation since January 1, 2024; formerly General Manager - Operations and Construction of NorthWestern Corporation since 2007.	57

Jeanne M. Vold	Vice President - Technology of NorthWestern Corporation since February 2021 and of NorthWestern Energy Public Service Corporation since January 1, 2024; formerly Business Technology Officer of NorthWestern Corporation since 2012.	58

John D. Hines	Vice President - Supply and Montana Government Affairs of NorthWestern Corporation since January 2018 and of NorthWestern Energy Public Service Corporation since January 1, 2024; formerly Vice President - Supply of NorthWestern Corporation since May 2011.	66

Michael R. Cashell	Vice President - Transmission of NorthWestern Corporation since May 2011 and of NorthWestern Energy Public Service Corporation since January 1, 2024.	62

(1) As of February 7, 2025.

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

In response to recent regulatory and judicial decisions and international accords, GHG emissions, most significantly CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to GHG emissions. Recently promulgated federal rules under the Biden Administration will potentially impose requirements on fossil fuel assets, but the Trump Administration is evaluating energy-related regulations impacting reliability and affordability. It is currently unclear whether the promulgated GHG or MATS Rules will be enforced, revised, or repealed. If these promulgated GHG and

MATS Rules are implemented and enforced as currently written, they may affect our ability to reliably serve our customers and we could be subject to significant additional compliance costs that would affect our future financial position, results of operations, and cash flows if such costs are not recovered through regulated rates. Such changes also could affect the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

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

We are also at risk of unfavorable litigation outcomes related to zoning and environmental permits. See discussion related to YCGS below in “Management’s Discussion and Analysis – Significant Trends and Regulation.” Adverse litigation outcomes could cause us to delay or terminate projects, increase costs and impact our ability to service our customers.

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

In particular, as described more fully below in Note 18 - Commitments and Contingencies, we are a co-owner of Colstrip Unit 4. The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. On January 16, 2023 we entered into an agreement with Avista Corporation pursuant to which it will transfer to us its 15% project share in Units 3 and 4 on December 31, 2025. On July 30, 2024, we entered into an agreement with Puget Sound Energy pursuant to which it will transfer to us its 25% project share in Units 3 and 4 on December 31, 2025.

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

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned and long-term contracted generation and market purchases to serve customers. During peak periods, power demand could exceed, and has exceeded, the available capacity of our owned and long-term contracted generation capacity, requiring us to purchase capacity and energy from the market. In the past, we have relied upon both in-state and out-of-state power purchase agreements for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years.

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

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable, as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM. During recent periods, we have had a significant under-collection of these costs impacting our results of operations and cash flows.

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

Demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions. The levels of wholesale sales depend on the wholesale market price, market participants, transmission availability, the availability of generation, and the ongoing development of the Western EIM, among other factors. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce wholesale sales. These events could adversely affect our results of operations, financial position and cash flows.

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

Security threats continue to evolve and transform. The risk of cyber-based attacks is heightened due to recent geopolitical events as well as employees working and accessing our technology infrastructure remotely. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, to confidential data, or to disrupt operations. With the continuing rise in ransomware and other cyber-based threats we continuously analyze our technology platforms and monitoring for signs of potential intrusions. There is also a risk of exposure of confidential or proprietary data through the inadvertent use of open artificial intelligence tools. We periodically engage with our vendors, suppliers and contractors to establish that they are taking appropriate measures. None of these attempts has individually or in the aggregate resulted in a security incident with a material impact on our financial condition or results of operations. However, despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact.

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

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, potential tariffs, scarcities/shortages, longer fulfillment times for orders from our suppliers, workforce availability, and wage increases.

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

We have significant capital requirements that we expect to fund, in part, by accessing capital markets. As such, the state of financial markets and credit availability in the global, U.S. and regional economies impacts our financial condition. We could experience increased borrowing costs or limited access to capital on reasonable terms. We access long-term capital markets to finance capital expenditures, repay maturing long-term debt and obtain additional working capital from time-to-time. For example, we have $300 million of secured long-term debt and $100 million of short-term borrowings maturing in 2025. Our ability to access capital on reasonable terms is subject to numerous factors and market conditions, many of which are beyond our control. If we are unable to obtain capital on reasonable terms, it may limit or prohibit our ability to finance capital expenditures and repay maturing long-term debt. Our liquidity needs could exceed our short-term credit availability and lead to defaults on various financing arrangements. We would also likely be prohibited from paying dividends on our common stock.

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

Potential regulation associated with climate change legislation could pose financial risks to us. Although the U.S. is no longer a party to the United Nations' "Paris Agreement" on climate change, other potential legislation and regulation discussed above, could result in enforceable GHG emission reduction requirements that could lead to increased compliance costs for us. For example, during the Biden Administration, the EPA indicated that it was "evaluating additional opportunities" to reduce GHG emissions from existing power plants. Although the Trump Administration has directed federal executive agencies to review all energy related regulations implicating reliability and affordability, it is not yet clear what the impact will be on existing regulations or future legislation or regulations affecting GHG.

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

We have a holding company structure and rely on cash from our subsidiaries to pay dividends.

As a holding company, our primary assets are our investments in our subsidiaries, NW Corp and NWE Public Service. Substantially all operations are conducted by NW Corp (and its subsidiaries) and NWE Public Service. We depend on earnings, cash flows and dividends from our subsidiaries to pay dividends on our common stock. Regulatory, contractual and legal limitations, as well as subsidiary capital requirements, affect the ability of a subsidiary to pay dividends up to the parent entity and thereby could restrict or influence our ability or decision to pay dividends on our common stock, which could adversely affect our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk

As a fully integrated electric and gas utility, we operate and participate in regional markets and are interconnected with other entities. The operation of these systems depends on information technology systems we own and operate as well as third party systems and service providers. Strategic business partners are also leveraged to support our mission. As an operator of critical infrastructure, nefarious actors may find us a valuable target if they wish to disrupt our operations and negatively impact our customers. The systems and partnerships described above are all potential targets for a cyber-incident. Any significant interruption or failure of our information systems due to cyber-attacks or incidents could hinder our ability to fulfill our critical business functions. This could adversely affect our business, our financial condition, operating results or liquidity. Through the year ending on December 31, 2024, there have been no cybersecurity incidents that have had a material impact, or any impact, on our business strategy, operations, or financial condition.

Risk Management and Strategy

We utilize a comprehensive, defense in depth approach to cybersecurity risk, which helps us to continually assess, identify and manage enterprise-wide material cybersecurity risks. Our cybersecurity risk management is integrated into our overall Enterprise Risk Management (ERM) process and is reviewed at least quarterly. Our cybersecurity strategy focuses on maintaining the confidentiality, integrity and availability of data. We leverage frameworks established by the National Institute of Standards and Technology and the Center for Information Security for our information and cybersecurity governance program. We have a comprehensive cybersecurity threat detection and monitoring program for our technology and network infrastructure, which leverages various systems, processes, and operational measures to monitor, detect, and respond to cyber incidents. Our cybersecurity processes, including our threat detection, monitoring, and response protocols are subject to ongoing vulnerability testing, and comparison to industry practices. An Incident Response and Disaster Recovery Plan is maintained and exercised. The plan includes a process to identify, protect, detect, respond to and recover from cybersecurity threats and incidents. Resiliency and recoverability are paramount in the plan. This includes a clearly defined escalation process within the plan to ensure management and the Board of Directors are notified if an incident or series of events warrant escalation.

Our strategy includes employee training and awareness on cybersecurity risks and related best practices, simulated phishing campaigns, required password complexity, the use of multi-factor authentication, information security protocols, modern end point protection against threats, patching strategy, the execution of tabletop exercises on a periodic basis, established policies and protocols for cyber incident response planning and reporting, and ongoing internal cybersecurity testing.

As part of engaging a new third party provider, we assess their security standards, require security terms and conditions and work with risk management to ensure insurance coverage is adequate for the exposure risk. Service providers and vendors must adhere to security requirements such as security incident or data breach notification and response protocols, appropriate data encryption requirements, and data disposal. Our cyber incident monitoring process includes dialog with any third party or business partner potentially impacted by a disclosed incident. In addition, we leverage third party consultants to perform penetration (PEN) studies. These independent third party assessments provide valuable insight to enhance our cybersecurity posture.

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

Roles and Responsibilities of Management

Our cyber security team, which reports to the Vice President - Technology, has primary responsibility for cybersecurity strategy and assessing cyber risk. The Vice President - Technology is responsible for informing the Chief Executive Officer and other Officers, as necessary, about cybersecurity incidents, covering prevention, detection, mitigation, and remediation efforts as they are detected by the cyber security team. Collectively, our cyber security team holds numerous industry certifications related to cybersecurity and have experience in desktop support, networking, application administration and programming.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the Nasdaq Stock Market. As of February 7, 2025, there were approximately 1,201 common stockholders of record.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following includes a discussion of our results of operations and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023, on both a consolidated basis and on a segment basis. For a discussion of our financial results and cash flows for the year ended December 31, 2023 compared with the year ended December 31, 2022, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 787,000 customers in Montana, South Dakota, Nebraska, and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2024, 2023 and 2022. Following is a discussion of our strategy and significant trends.

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

In 2024, approximately 58 percent of our owned and long-term contracted resources originated from carbon-free resources, compared to approximately 41 percent for the total U.S. electric power industry. We are committed to providing customers with reliable and affordable electric and natural gas services while also being good stewards of the environment. Towards this end, our efforts towards a carbon-free future are outlined through our goal to achieve net zero carbon emissions by 2050. Our vision for the future builds on the progress we have made, including our hydroelectric system in Montana, which is 100 percent carbon free and is readily available capacity. For us, wind generation is a close second and continues to grow. While utility-scale solar energy has not been a significant portion of our energy mix to date, we recently entered into power purchase agreements with two solar projects totaling 160-megawatts that began delivering energy to our Montana customers in 2023. We expect solar to further evolve along with advances in energy storage. We are committed to working with our customers and communities to help them achieve their sustainability goals and add new technology on our system.

HOW WE PERFORMED IN 2024 COMPARED TO OUR 2023 RESULTS

	Year Ended December 31, 2024 vs. 2023
	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income
	(in millions)
December 31, 2023	$201.6	$(7.5)	$194.1
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Base rates	62.4	(15.8)	46.6
Electric transmission revenue	18.6	(4.7)	13.9
Montana interim rates (subject to refund)	4.8	(1.2)	3.6
Montana natural gas transportation	2.3	(0.6)	1.7
Montana property tax tracker collections	1.1	(0.3)	0.8
Production tax credits, offset within income tax benefit (expense)	0.2	(0.2)	—
Non-recoverable Montana electric supply costs	(7.9)	2.0	(5.9)
QF liability adjustment	(4.2)	1.1	(3.1)
Natural gas retail volumes	(4.0)	1.0	(3.0)
Electric retail volumes	(0.9)	0.2	(0.7)
Other	(3.2)	0.8	(2.4)

Variance in expense items(2) impacting net income:
Operating, maintenance, and administrative	(19.4)	4.9	(14.5)
Depreciation	(17.1)	4.3	(12.8)
Interest expense	(17.1)	4.3	(12.8)
Property and other taxes not recoverable within trackers	(4.4)	1.1	(3.3)
Release of unrecognized tax benefits (inclusive of related interest previously accrued)	—	17.8	17.8
Gas repairs safe harbor method change	—	7.0	7.0
Other	1.9	(4.8)	(2.9)
December 31, 2024	$214.7	$9.4	$224.1
Change in Net Income			$30.0
(1) Exclusive of depreciation and depletion shown separately below.
(2) Excluding fuel, purchased supply, and direct transmission expense.

Consolidated net income in 2024 was $224.1 million as compared with $194.1 million in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenue, and income tax benefits from a change to the gas repairs safe harbor method and a reduction to our unrecognized tax benefits. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment, electric and natural gas retail volumes, depreciation, operating, administrative and general costs, and interest expense.

SIGNIFICANT TRENDS AND REGULATION

Regulatory Update

Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. Our ongoing rate review activity includes the following:

Montana Rate Review - In July 2024, we filed a Montana electric and natural gas rate review (2023 test year) with the MPSC. The filing requests a base rate annual revenue increase of $156.5 million ($69.4 million net with Property Tax and PCCAM tracker adjustments) for electric and $28.6 million for natural gas. Our request is based on a return on equity of 10.80 percent with a capital structure including 46.81 percent equity, and forecasted 2024 electric and natural gas rate base of $3.45 billion and $731.9 million, respectively. The electric rate base investment includes the 175-megawatt natural gas-fired Yellowstone County Generating Station, which was placed in service in October 2024.

In November 2024, the MPSC partially approved our requested interim rates, which are subject to refund, increasing electric and natural gas base rates by $18.4 million and $17.4 million, respectively, and decreasing our PCCAM base costs by $88.0 million, effective December 1, 2024.

In January 2025, intervenor testimony was filed and we anticipate filing our rebuttal testimony in March 2025. Based on the procedural schedule developed by the MPSC, a hearing on our rate review request is scheduled to commence on April 22, 2025. If a final order is not received by May 23, 2025, which is 270 days from acceptance of our filing, we intend to implement our requested rates as permitted by the MPSC regulations, which will be subject to refund until a final order is received.

South Dakota Natural Gas Rate Review - In June 2024, we filed a natural gas rate review (2023 test year) with the SDPUC for an annual increase to natural gas rates totaling approximately $6.0 million. Our request was based on a rate of return of 7.75 percent and rate base of $95.6 million. In December 2024, the SDPUC issued a final order approving the settlement agreement between NorthWestern and SDPUC Staff for an annual increase in base rates of approximately $4.6 million and an authorized rate of return of 6.91 percent. The approved settlement is based on a rate base of $96.2 million. Final rates were effective December 19, 2024.

Nebraska Natural Gas Rate Review - In June 2024, we filed a natural gas rate review (2023 test year) with the NPSC. The filing requests a base rate annual revenue increase of $3.6 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $47.4 million. Interim rates, which increased base natural gas rates $2.3 million, were implemented on October 1, 2024. Interim rates will remain in effect on a refundable basis until the NPSC issues a final order.

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - Construction of the generation facility was substantially completed and the plant placed in service in October 2024. As of December 31, 2024, we have incurred $305.5 million of generation plant costs and $12.1 million of non-generation plant costs related to YCGS. The lawsuit challenging the YCGS air quality permit, which required us to suspend construction activities for a period of time, as well as additional related legal and construction challenges, delayed the project timing and increased costs. On January 3, 2025, the Montana Supreme Court ordered that the YCGS air quality permit be reinstated. See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements included herein for additional information regarding legal challenges impacting YCGS.

Acquisition of Colstrip Interests - As previously disclosed, in January 2023 and in July 2024, we entered into definitive agreements, the first with Avista Corporation (Avista) and the second with Puget Sound Energy (Puget), to acquire their respective interests in Colstrip Units 3 & 4 for $0. In particular, we agreed to acquire a 15% (222 megawatts) interest from Avista and a 25% (370 megawatts) interest from Puget. These agreements are substantially similar and are both scheduled to close December 31, 2025, subject to the satisfaction of customary closing conditions and approvals contained within the agreements. Under the terms of the agreements, we will be responsible for operating costs starting on January 1, 2026; while Puget and Avista will remain responsible for their respective pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommission and demolition costs associated with the existing facilities that comprise their interests.

Acquisition of Avista and Puget's interests would result in our ownership of 55 percent of the facility with the ability to guide operating and maintenance investments. This would provide capacity to help us meet our obligation to provide reliable and cost effective power to our customers in Montana, while allowing opportunity for us to identify and plan for newer lower or no-carbon technologies in the future.

EPA Rules

In April 2024, the EPA released GHG Rules for existing coal-fired facilities and new coal and natural gas-fired facilities as well as MATS Rules. Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively. However, the Trump Administration is evaluating energy related regulations impacting reliability and affordability. See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements included herein for additional information regarding these rules.

Acquisition of Energy West Montana Assets

In July 2024, we entered into an Asset Purchase Agreement with Hope Utilities to acquire its Energy West natural gas utility distribution system and operations serving approximately 33,000 customers located near Great Falls, Cut Bank, and West Yellowstone, Montana for approximately $39.0 million, subject to certain working capital and other agreed upon closing adjustments. The transaction is subject to a number of customary closing conditions, including MPSC approval, and we expect the acquisition to be completed in the first half of 2025.

Regional Transmission Development Activities

In August 2024, the U.S. Department of Energy awarded a $700.0 million grant through the Grid Resilience and Innovation Partnership (GRIP) program to advance the NPC Consortium project. The 415-mile, high-voltage direct-current transmission line is intended to connect Montana's Colstrip substation, of which we are the operator and a joint owner, to central North Dakota, bridging the eastern and western U.S. energy grids. The NPC Consortium includes potential upgrades to our jointly owned Colstrip Transmission System and $70.0 million of the award is earmarked for the Colstrip Transmission System Upgrade. The NPC project, estimated to be a $3.6 billion investment, aims to enhance grid reliability, support renewable energy integration, and provide additional capacity across multiple states. We collaborated with Grid United, the Montana Department of Commerce, and other regional utilities on the successful GRIP grant application.

In addition to the Colstrip Transmission System Upgrade, in December 2024, we signed a nonbinding memorandum of understanding (MOU) with North Plains Connector LLC, a wholly owned subsidiary of Grid United, to own 10 percent (300 megawatts) of the NPC Consortium project. The project is entering the permitting phase and initiating regulatory filings with approvals targeted in 2026. Construction is expected to commence in 2028, with the project expected to be operational by 2032. Under the terms of the MOU, Grid United will continue to fund the development of the NPC and we will invest when the regulatory approvals and permits are in place. The project is a critical infrastructure investment that aligns with our commitment to providing reliable and affordable energy to our customers while also supporting broader grid resilience efforts in the region.

President Trump issued an Executive Order on January 20, 2025, "Unleashing American Energy," directing all federal executive agency heads to review all agency actions implicating energy reliability and affordability or potentially burdening the development of domestic energy resources. This Executive Order has delayed, for up to 90 days, the disbursement of the funds granted by the U.S. Department of Energy for the NPC Consortium project.

We have also entered into a nonbinding letter of intent with Grid United to continue transmission development to further enhance the grid through the southwest corridor of Montana. Development to expand the southwest corridor of Montana through grid build out would represent a significant step in enhancing connectivity between Montana and the broader Western energy market - bolstering grid reliability, allowing for critical import capability, and enabling customers to access and benefit from emerging energy markets in the West.

Montana Data Centers

In December 2024, we announced two separate nonbinding letters of intent to provide electric supply services for data centers being developed in Montana. The combined energy service requirement is expected to be 75 megawatts beginning in early 2026 with growth of up to 400 megawatts or more by 2030. Our strategic acquisition of additional interest in Colstrip Units 3 & 4 beginning in 2026, the construction of the YCGS, and our balanced energy portfolio have enabled us to serve new large energy supply customers while continuing to provide our current customers with affordable and reliable energy.

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

Distribution and Transmission Modernization and Maintenance - The primary goals of our infrastructure investments are to reverse the trend in aging infrastructure, maintain reliability, proactively manage safety, build capacity into the system, and prepare our network for the adoption of new technologies. We are taking a proactive and pragmatic approach to replacing these assets while also evaluating the implementation of additional technologies to prepare the overall system for smart grid applications. Over $2.2 billion or 82 percent of our capital forecast above is projected to be spent on our distribution and transmission system. Beginning in 2021, we began installing automated metering infrastructure in Montana. We expect this project to be substantially complete in 2025, with a total cost of approximately $105.0 million, of which approximately $10.0 million remains and is reflected in the five year capital forecast above.

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

Revenues are also impacted by customer growth and usage, the latter of which is primarily affected by weather and the impact of energy efficiency initiatives and investment. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among our residential customers. We measure this effect using degree-days, which is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily temperature is less than the baseline. Cooling degree-days result when the average daily temperature is greater than the baseline. The statistical weather information in our regulated segments represents a comparison of this data.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Consolidated net income in 2024 was $224.1 million as compared with $194.1 million in 2023, an increase of $30.0 million. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenue, and income tax benefits related to the gas repairs safe harbor method and a reduction in our unrecognized tax benefits. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment, electric and natural gas retail volumes, depreciation, operating, administrative and general costs, and interest expense.

Consolidated gross margin in 2024 was $460.8 million as compared with $416.3 million in 2023, an increase of $44.5 million or 10.7 percent. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenue, Montana interim rates, subject to refund, and Montana property tax tracker collections. These were offset in party by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment, electric and natural gas retail volumes, and depreciation.

	Electric		Natural Gas		Total
	2024	2023	2024	2023	2024	2023
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$1,200.7	$1,068.8	$313.2	$353.3	$1,513.9	$1,422.1
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	329.6	262.7	104.2	157.5	433.8	420.2
Less: Operating and maintenance	171.7	166.0	56.1	54.5	227.8	220.5
Less: Property and other taxes	126.5	120.3	37.4	34.3	163.9	154.6
Less: Depreciation and depletion	190.0	174.1	37.6	36.4	227.6	210.5
Gross Margin	382.9	345.7	77.9	70.6	460.8	416.3
Operating and maintenance	171.7	166.0	56.1	54.5	227.8	220.5
Property and other taxes	126.5	120.3	37.4	34.3	163.9	154.6
Depreciation and depletion	190.0	174.1	37.6	36.4	227.6	210.5
Utility Margin(1)	$871.1	$806.1	$209.0	$195.8	$1,080.1	$1,001.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Year Ended December 31,
	2024	2023	Change	% Change
	(in millions)
Utility Margin
Electric	$871.1	$806.1	$65.0	8.1%
Natural Gas	209.0	195.8	13.2	6.7
Total Utility Margin(1)	$1,080.1	$1,001.9	$78.2	7.8%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated utility margin in 2024 was $1,080.1 million as compared with $1,001.9 million in 2023, an increase of $78.2 million, or 7.8 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$62.4
Electric transmission revenue due to market conditions and rates	18.6
Montana interim rates (subject to refund)	4.8
Montana natural gas transportation	2.3
Montana property tax tracker collections	1.1
Non-recoverable Montana electric supply costs	(7.9)
QF liability adjustment	(4.2)
Natural gas retail volumes	(4.0)
Electric retail volumes	(0.9)
Other	(3.0)
Change in Utility Margin Impacting Net Income	69.2

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	6.4
Operating expenses recovered in revenue, offset in operating and maintenance expense	2.4
Production tax credits, offset in income tax expense	0.2
Change in Items Offset Within Net Income	9.0
Increase in Consolidated Utility Margin(1)	$78.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Lower electric residential and commercial retail volumes were driven by unfavorable weather in South Dakota impacting residential demand and lower commercial demand in all jurisdictions as compared to the prior year, partly offset by higher industrial demand and customer growth. Lower natural gas retail volumes were driven by unfavorable weather in all jurisdictions partly offset by customer growth.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the twelve months ended December 31, 2024, we under-collected supply costs of $8.0 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.9 million (10 percent of the PCCAM Base cost variance). For the twelve months ended December 31, 2023, we over collected supply costs of $32.9 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $7.0 million, which was inclusive of a $3.2 million increase in pre-tax earnings related to the retroactive application of higher PCCAM Base rates to July 1, 2022.

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

	Year Ended December 31,
	2024	2023	Change	% Change
	(in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$227.8	$220.5	$7.3	3.3%
Administrative and general	137.4	117.3	20.1	17.1
Property and other taxes	163.9	153.1	10.8	7.1
Depreciation and depletion	227.6	210.5	17.1	8.1
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$756.7	$701.4	$55.3	7.9%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $756.7 million in 2024, as compared with $701.4 million in 2023. Primary components of the change include the following (in millions):

Operating Expenses
2024 vs. 2023
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$17.1
Labor and benefits(1)	7.9
Insurance expense, primarily due to increased wildfire risk premiums	7.7
Property and other taxes not recoverable within trackers	4.4
Litigation outcome (Pacific Northwest Solar)	2.4
Electric generation maintenance	2.0
Non-cash impairment of alternative energy storage investment	1.7
Technology implementation and maintenance	1.5
Uncollectible accounts	(1.4)
Other	(2.3)
Change in Items Impacting Net Income	41.0

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	6.4
Pension and other postretirement benefits, offset in other income(1)	4.8
Operating and maintenance expenses recovered in trackers, offset in revenue	2.4
Deferred compensation, offset in other income	0.7
Change in Items Offset Within Net Income	14.3
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$55.3
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income in 2024 was $323.3 million as compared with $300.5 million in 2023. This increase was primarily due to new base rates in Montana and South Dakota, electric transmission revenue, Montana interim rates, subject to refund, and Montana property tax tracker collections. These were offset in part by non-recoverable Montana electric supply costs, a less favorable QF liability adjustment, electric and natural gas retail volumes, depreciation, operating, and administrative and general costs.

Consolidated interest expense in 2024 was $131.7 million, as compared with $114.6 million in 2023. This increase was due to higher borrowings and interest rates, partly offset by higher capitalization of AFUDC.

Consolidated other income in 2024 was $23.0 million, as compared with $15.8 million in 2023. This increase was primarily due to a $2.3 million reversal of a previously expensed Community Renewable Energy Project penalty due to a favorable legal ruling, higher capitalization of AFUDC, a decrease in the non-service cost component of pension expense, and an increase in the value of deferred shares held in trust for deferred compensation, offset in part by a $2.5 million non-cash impairment of an alternative energy storage equity investment.

Consolidated income tax benefit in 2024 was $9.4 million, as compared to an income tax expense of $7.5 million in 2023. Our effective tax rate for the twelve months ended December 31, 2024 was (4.4) percent as compared with 3.7 percent for the same period of 2023. As further discussed in Note 12 - Income Taxes, income tax benefit for the twelve months ended December 31, 2024, includes a $21.0 million benefit related to a reduction in our unrecognized tax benefits, inclusive of $4.1 million of previously accrued interest ($16.9 million net of interest). Additionally, during the twelve months ended December 31, 2024, we filed a tax accounting method change with the IRS consistent with the guidance for natural gas transmission and distribution property. This resulted in an income tax benefit of $7.0 million during 2024, related to repair costs that were previously capitalized for tax purposes in the 2022 and prior tax years. Income tax expense for the twelve months ended December 31, 2023, includes a one-time $3.2 million expense for the reduction of previously claimed alternative minimum tax credits as well as a $3.2 million benefit related to a reduction in our unrecognized tax benefits.

We currently estimate our effective tax rate will range between 13.0 percent to 17.0 percent in 2025. Based on the significant NOL income tax position we have, we anticipate paying minimal cash for income taxes into 2028.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2024		2023
Income Before Income Taxes	$214.7		$201.6

Income tax calculated at federal statutory rate	45.1	21.0%	42.4	21.0%

Permanent or flow through adjustments:
State income taxes, net of federal provisions	0.4	0.2	0.6	0.3
Flow-through repairs deductions	(23.1)	(10.8)	(25.9)	(12.9)
Release of unrecognized tax benefits (2024 is inclusive of $4.1 million of related interest previously accrued)	(21.0)	(9.8)	(3.2)	(1.6)
Production tax credits	(11.1)	(5.2)	(10.3)	(5.1)
Gas repairs safe harbor method change	(7.0)	(3.3)	—	—
Amortization of excess deferred income taxes	(2.9)	(1.4)	(2.2)	(1.1)
Prior year permanent return to accrual adjustments	(0.4)	(0.2)	—	—
Plant and depreciation of flow through items	9.4	4.4	6.6	3.3
Unregulated Tax Cuts and Jobs Act excess deferred income taxes	—	—	(3.4)	(1.7)
Reduction to previously claimed alternative minimum tax credit	—	—	3.2	1.6
Other, net	1.2	0.7	(0.3)	(0.1)
	(54.5)	(25.4)	(34.9)	(17.3)

Income Tax (Benefit) Expense	$(9.4)	(4.4)%	$7.5	3.7%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

	Revenues		Change		MWHs		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$398,790	$408,341	$(9,551)	(2.3)%	2,804	2,795	328,420	322,489
South Dakota	70,012	67,888	2,124	3.1	557	603	51,467	51,261
Residential	468,802	476,229	(7,427)	(1.6)	3,361	3,398	379,887	373,750
Montana	408,977	431,357	(22,380)	(5.2)	3,197	3,238	75,878	74,438
South Dakota	111,813	103,194	8,619	8.4	1,093	1,101	13,084	12,973
Commercial	520,790	534,551	(13,761)	(2.6)	4,290	4,339	88,962	87,411
Industrial	46,637	45,958	679	1.5	2,924	2,660	80	79
Other	32,811	32,756	55	0.2	146	134	6,544	6,443
Total Retail Electric	$1,069,040	$1,089,494	$(20,454)	(1.9)%	10,721	10,531	475,473	467,683
Regulatory amortization	24,908	(105,608)	130,516	(123.6)
Transmission	97,052	78,436	18,616	23.7
Wholesale and Other	9,701	6,511	3,190	49.0
Total Revenues	$1,200,701	$1,068,833	$131,868	12.3%
Fuel, purchased supply and direct transmission expense(1)	329,578	262,755	66,823	25.4
Utility Margin(2)	$871,123	$806,078	$65,045	8.1%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana	485	441	448	10% warmer	8% warmer
South Dakota	778	1,035	752	25% cooler	3% warmer

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	7,033	7,237	7,554	3% warmer	7% warmer
South Dakota	6,501	7,665	7,724	15% warmer	16% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the years ended December 31, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	$51.0
Electric transmission revenue due to market conditions and rates	18.6
Montana interim rates (subject to refund)	2.8
Montana property tax tracker collections	1.2
Non-recoverable Montana electric supply costs	(7.9)
QF liability adjustment	(4.2)
Retail volumes	(0.9)
Other	(0.9)
Change in Utility Margin Items Impacting Net Income	59.7

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	3.4
Operating expenses recovered in revenue, offset in operating and maintenance expense	1.7
Production tax credits, offset in income tax expense	0.2
Change in Items Offset Within Net Income	5.3
Increase in Utility Margin(1)	$65.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower electric residential and commercial retail volumes were driven by unfavorable weather in South Dakota impacting residential demand and lower commercial demand in all jurisdictions as compared to the prior year, partly offset by higher industrial demand and customer growth.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the twelve months ended December 31, 2024, we under-collected supply costs of $8.0 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.9 million (10 percent of the PCCAM Base cost variance). For the twelve months ended December 31, 2023, we over collected supply costs of $32.9 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $7.0 million, which was inclusive of a $3.2 million increase in pre-tax earnings related to the retroactive application of higher PCCAM Base rates to July 1, 2022.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with contracts covered by the Public Utility Regulatory Policies Act of 1978 (PURPA) as part of a 2002 stipulation with the MPSC and other parties) reflects a $0.8 million gain in 2024, as compared with a $5.0 million gain for the same period in 2023, as further explained above in the consolidated results of operations for the twelve months ended December 31, 2024.

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
•Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

	Revenues		Change		Dekatherms		Avg. Customer Counts
	2024	2023	$	%	2024	2023	2024	2023
	(in thousands)
Montana	$110,215	$136,097	(25,882)	(19.0)%	13,749	14,008	185,644	183,810
South Dakota	26,884	36,638	(9,754)	(26.6)	2,709	3,179	42,577	42,053
Nebraska	21,205	35,539	(14,334)	(40.3)	2,294	2,581	37,958	37,793
Residential	158,304	208,274	(49,970)	(24.0)	18,752	19,768	266,179	263,656
Montana	59,925	73,721	(13,796)	(18.7)	7,782	8,036	26,164	25,725
South Dakota	18,069	25,869	(7,800)	(30.2)	2,791	3,169	7,383	7,232
Nebraska	11,432	22,114	(10,682)	(48.3)	1,664	1,916	5,056	5,023
Commercial	89,426	121,704	(32,278)	(26.5)	12,237	13,121	38,603	37,980
Industrial	1,041	1,392	(351)	(25.2)	147	157	237	232
Other	1,352	1,681	(329)	(19.6)	207	209	197	190
Total Retail Gas	$250,123	$333,051	$(82,928)	(24.9)%	31,343	33,255	305,216	302,058
Regulatory amortization	19,017	(25,012)	44,029	(176.0)
Wholesale and other	44,057	45,271	(1,214)	(2.7)
Total Revenues	$313,197	$353,310	$(40,113)	(11.4)%
Fuel, purchased supply and direct transmission expense(1)	104,238	157,507	(53,269)	(33.8)
Utility Margin(2)	$208,959	$195,803	$13,156	6.7%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2024 as compared with:
	2024	2023	Historic Average	2023	Historic Average
Montana(1)	7,265	7,478	7,791	3% warmer	7% warmer
South Dakota	6,501	7,665	7,724	15% warmer	16% warmer
Nebraska	5,241	5,893	6,085	11% warmer	14% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the years ended December 31, 2024 and 2023 (in millions):

Utility Margin 2024 vs. 2023
Utility Margin Items Impacting Net Income
Base rates	11.4
Montana natural gas transportation	2.3
Montana interim rates (subject to refund)	2.0
Retail volumes	(4.0)
Montana property tax tracker collections	(0.1)
Other	(2.1)
Change in Utility Margin Impacting Net Income	9.5

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	3.0
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.7
Change in Items Offset Within Net Income	3.7
Increase in Utility Margin(1)	$13.2
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

As of December 31, 2024, our total consolidated net liquidity was approximately $191.3 million, including $4.3 million of cash and $187.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Year Ended December 31,
	2024	2023
Operating Activities
Net income	$224.1	$194.1
Non-cash adjustments to net income	213.5	210.1
Changes in working capital	(18.9)	115.6
Other noncurrent assets and liabilities	(11.9)	(30.6)
Cash Provided by Operating Activities	406.8	489.2

Investing Activities
Property, plant and equipment additions	(549.3)	(566.9)
Other investing activity	(5.2)	(3.9)
Cash Used in Investing Activities	(554.5)	(570.8)

Financing Activities
Proceeds from issuance of common stock, net	—	73.6
Issuance of long-term debt	215.0	300.0
Dividends on common stock	(158.6)	(154.1)
Line of credit borrowings (repayments), net	95.0	(132.0)
Financing costs	(1.1)	(4.3)
Treasury stock activity	1.2	1.1
Cash Provided by Financing Activities	151.5	84.3

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$3.8	$2.7
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$25.2	$22.5
Cash, Cash Equivalents, and Restricted Cash, end of period	$29.0	$25.2

Operating Activities

As of December 31, 2024, cash, cash equivalents, and restricted cash were $29.0 million as compared with $25.2 million as of December 31, 2023. Cash provided by operating activities totaled $406.8 million for the year ended December 31, 2024 as compared with $489.2 million for the year ended December 31, 2023. As shown in the table below, this decrease in operating cash flows is primarily due to minimal net cash inflows for energy supply costs in the current period due to the timely recovery of energy supply costs compared to significant net cash inflows in 2023 from the recovery of previously under-collected energy supply costs.

Net under-collected supply costs (in millions)
	Beginning of year	End of year	Net cash inflows
2023	$115.4	$7.8	$107.6
2024	$7.8	$5.9	$1.9
Improvement in annual net cash inflows			$(105.7)

Investing Activities

Cash used in investing activities totaled $554.5 million during the year ended December 31, 2024, as compared with $570.8 million during 2023. Plant additions during 2024 include capital maintenance additions of approximately $324.0 million and capacity related capital expenditures of approximately $225.3 million. Plant additions during 2023 included capital maintenance additions of approximately $321.9 million and capacity related capital expenditures of approximately $245.0 million. As discussed above in the “Significant Infrastructure Investments and Initiatives” section, our capital expenditures are forecasted to be $531.0 million in 2024. Additionally, as discussed above in the "Significant Trends and Regulation" section, we anticipate investing $39.0 million for the acquisition of the Energy West Montana Assets in 2025.

Financing Activities

Cash provided by financing activities totaled $151.5 million during the year ended December 31, 2024 as compared with $84.3 million during the year ended December 31, 2023. During the year ended December 31, 2024, cash provided by financing activities reflects proceeds from the issuance of long-term debt of $215.0 million, short-term borrowings of $100.0 million, and net issuances under our revolving lines of credit of $95.0 million, partly offset by payment of dividends of $158.6 million and repayment of 1.00 percent, $100.0 million of Montana First Mortgage Bonds. During the year ended December 31, 2023, cash provided by financing activities reflects net proceeds from the issuance of long-term debt of $300.0 million and proceeds received from the issuance of common stock of $73.6 million, partly offset by payment of dividends of $154.1 million and net repayments under our revolving lines of credit of $132.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program, which is discussed above in the “Significant Infrastructure Investments and Initiatives” section. Our capital expenditures are forecasted to be $531 million in 2025, $549 million in 2026, and $557 million in 2027. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt issuances and future rate increases. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Short-term Borrowings

For further information on our short-term borrowings, see Note 10 - Short-Term Borrowings and Credit Arrangements to the Consolidated Financial Statements included herein. NorthWestern Energy Group has $100.0 million of short-term borrowings maturing in 2025, which we intend to refinance.

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

For further information on our credit facilities, see Note 10 - Short-Term Borrowings and Credit Arrangements to the Consolidated Financial Statements included herein.

The following table presents additional information about borrowings under our revolving credit facilities during the year ended December 31, 2024 (in millions):

Amount outstanding at year end	$413.0
Daily average amount outstanding	$237.1
Maximum amount outstanding	$413.0
Minimum amount outstanding	$69.0

As of February 7, 2025, availability under our revolving credit facilities was approximately $233.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. We have $300.0 million of long-term debt maturing in 2025, which we intend to refinance.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of February 7, 2025, our current ratings with these agencies are as follows:

	Issuer Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
NorthWestern Energy Group
Fitch(1)	BBB	-	BBB	Stable
Moody’s	-	-	-	-
S&P	BBB	-	-	Stable
NW Corp
Fitch(1)	BBB	A-	BBB+	Stable
Moody’s	Baa2	A3	Baa2	Stable
S&P	BBB	A-	-	Stable
NWE Public Service
Fitch(1)	BBB	A-	BBB+	Stable
Moody’s	Baa2	A3	-	Stable
S&P	BBB	A-	-	Stable
(1) This Fitch Issuer Rating represents the Issuer Default Rating.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. With the exception of maturities of long-term debt, we anticipate funding these obligations through cash flows from operations. The following table summarizes our contractual cash obligations and commitments as of December 31, 2024. See additional discussion in Note 18 - Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Long-term debt(1)	$3,007,660	$300,000	$105,000	$—	$592,660	$33,000	$1,977,000
Finance leases	5,461	3,596	1,865	—	—	—	—
Short-term borrowings	100,000	100,000	—	—	—	—	—
Estimated pension and other postretirement obligations(2)	50,310	11,310	9,750	9,750	9,750	9,750	N/A
QF liability(3)	228,952	60,360	55,393	56,665	42,400	14,134	—
Supply and capacity contracts(4)	4,228,637	345,821	365,202	350,381	349,347	350,201	2,467,685
Contractual interest payments on debt(5)	1,650,442	133,927	122,884	120,847	118,780	89,359	1,064,645
Commitments for significant capital projects(6)	66,837	57,975	8,862	—	—	—	$—
Total Commitments(7)	$9,338,299	$1,012,989	$668,956	$537,643	$1,112,937	$496,444	$5,509,330

(1) Represents cash payments for long-term debt and excludes $12.4 million of debt discounts and debt issuance costs, net.
(2) We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3) Certain QFs require us to purchase minimum amounts of energy at prices ranging from $118 to $130 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $229.0 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $205.8 million.
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

(5) Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 5.71 percent on the outstanding balance through maturity of the credit facilities.
(6) Represents significant firm purchase commitments for construction of planned capital projects.
(7) The table above excludes potential tax payments related to unrecognized tax benefits as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation (See Note 18 - Commitments and Contingencies) and AROs (see Note 6 - Asset Retirement Obligations) as the amount and timing of cash payments may be uncertain.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $15.8 million and $15.7 million as of December 31, 2024 and 2023, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. See Note 4 - Regulatory Assets and Liabilities to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefits for eligible employees. Our reported costs of providing pension and other postretirement benefits, as described in Note 14 - Employee Benefit Plans to the Consolidated Financial Statements, are dependent upon numerous factors including the provisions of the plans, changing employee demographics, rate of return on plan assets and other economic conditions, and various actuarial calculations, assumptions, and accounting mechanisms. As a result of these factors, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to plan participants. Due to the complexity of these calculations, the long-term nature of the obligations, and the importance of the assumptions utilized, the determination of these costs is considered a critical accounting estimate.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year projected benefit cash flow from our plans. Based on this analysis as of December 31, 2024, our discount rate for both NorthWestern Energy SD/NE Pension Plan and NorthWestern Energy MT Pension Plan is 5.50 percent and 5.60 percent, respectively.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumptions are 4.58% percent and 6.17% percent on the NorthWestern Energy SD/NE Pension Plan and NorthWestern Energy MT Pension Plan, respectively, for 2025.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate increase	0.25%	$195	$(11,443)
Discount rate decrease	(0.25)%	1,171	11,973
Rate of return on plan assets increase	0.25%	(982)	N/A
Rate of return on plan assets decrease	(0.25)%	982	N/A

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

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $9.6 million as of December 31, 2024. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows. See Note 12 - Income Taxes to the Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. Our credit facilities bear interest at rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. As of December 31, 2024, we had $413.0 million in borrowings under our revolving credit facilities. A 1.0 percent increase in interest rates would increase our annual interest expense by approximately $4.1 million.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-4.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Energy Group's Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included under "Information about our Executive Officers" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be set forth in NorthWestern Energy Group's Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Energy Group's Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Energy Group and director independence will be set forth in NorthWestern Energy Group's Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees paid to the principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), for each of the last two years will be set forth in NorthWestern Energy Group's Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

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
2.1(e)
Colstrip Units 3&4 Interests Abandonment and Acquisition Agreement, dated as of July 30, 2024 by and between Northwestern Corporation and Puget Sound Energy Inc. (incorporated by reference to Exhibit 2.1 of NorthWestern Energy Group, Inc.'s Current Report on Form 8-K, dated July 30, 2024 Commission File No. 000-56598).

3.1(a)	Amended and Restated Certificate of Incorporation of NorthWestern Energy Group, Inc., dated as of September 25, 2023 (incorporated by reference to Exhibit 3(a) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated October 2, 2023).
3.2(b)	Amended and Restated Bylaws of NorthWestern Energy Group, Inc., dated as of September 29, 2023 (incorporated by reference to Exhibit 3(b) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, date October 2, 2023).
4.1(a)	First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).
4.1(b)	Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.1(c)	Twenty-Eighth Supplemental Indenture, dated as of October 1, 2009, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 1-10499).
4.1(d)	Twenty-Ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.1(e)	Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.1(f)	Thirty-First Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.1(g)	Thirty-Second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).

4.1(h)	Thirty-Third Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).
4.1(i)	Thirty-Fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(p) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(j)	Thirty-Fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).
4.1(k)	Thirty-Seventh Supplemental Indenture, dated as of November 1, 2017, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 8, 2017, Commission File No. 1-10499).

4.1(l)	Thirty-Eighth Supplemental Indenture, dated as of June 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated July 2, 2019, Commission File No. 1-10499).
4.1(m)	Thirty-Ninth Supplemental Indenture, dated as of September 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 20, 2019, Commission File No. 1-10499).
4.1(n)	Fortieth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.1(o)	Forty-Second Supplemental Indenture, dated as of March 1, 2023, between the Company and The Bank of New York Mellon and Mary Miselis, as trustees, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 30, 2023, Commission File No. 1-10499).
4.1(p)	Forty-third Supplemental Indenture, dated as of May 1, 2023, between the Company and The Bank of New York Mellon and Mary Miselis, as trustees. (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated June 5, 2023, Commission File No. 1-10499).
4.1(q)	Forty-fourth Supplemental Indenture, dated as of June 1, 2023, between NorthWestern Corporation and The Bank of New York Mellon and Mary Miselis, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.1(r)	Forty-fifth Supplemental Indenture, dated as of March 1, 2024, between NW Corp and The Bank of New York Mellon and Dimple Gandhi, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 28, 2024, Commission File No. 000-56598).
4.2(a)	General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 1-10499).
4.2(b)	Supplemental Indenture, dated as of November 1, 2004, by and between NorthWestern Corporation (formerly known as Northwestern Public Service Company) and JPMorgan Chase Bank (successor by merger to The Chase Manhattan Bank (National Association)), as Trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.5 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).
4.2(c)	Ninth Supplemental Indenture, dated as of May 1, 2010, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.2(d)	Tenth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon, as trustees under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

4.2(e)	Eleventh Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.2(f)	Twelfth Supplemental Indenture, dated as of December 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2014, Commission File No. 1-10499).
4.2(g)	Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).
4.2(h)	Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).
4.2(i)	Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).
4.2(j)	Sixteenth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.2(k)	Seventeenth Supplemental Indenture, dated as of March 1, 2023, between the Company and The Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 30, 2023, Commission File No. 1-10499).
4.2(l)	Eighteenth Supplemental Indenture, dated as of May 1, 2023, between the Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 1, 2023, Commission File No. 1-10499).
4.2(m)
Nineteenth Supplemental Indenture, dated as of June 1, 2023, between the Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 5, 2023, Commission File No. 1-10499).

4.2(n)	Twentieth Supplemental Indenture, dated as of January 1, 2024, between NWE Public Service and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1of NorthWestern Energy Group's Current Report on Form 8-K, dated January 2, 2024, Commission File No. 000-56598).
4.2(o)	Twenty-first Supplemental Indenture, dated as of March 1, 2024, between NWE Public Service and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 28, 2024, Commission File No. 000-56598).
4.3(a)	Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(b)	Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(c)	Bond Delivery Agreement, dated as of August 1, 2016, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(d)	Thirty-Sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(e)	Forty-First Supplemental Indenture, dated as of March 1, 2021, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 26, 2021, Commission File No. 1-10499).
4.3(f)	Indenture, dated as of June 1, 2023 between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.3(g)	Loan Agreement, dated as of June 1, 2023, by and between the City of Forsyth, Rosebud County, Montana, and NorthWestern Corporation (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.3(h)	Bond Delivery Agreement, dated as of June 1, 2023, between NorthWestern Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.3(i)	20th Supplemental Indenture, dated January 1, 2024 (incorporated by reference to Exhibit 4.1 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated January 2, 2024).

4.5	Description of Securities (incorporated by reference to Exhibit 99(b) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated October 2, 2023).
10.1(a) †	NorthWestern Corporation Officers Deferred Compensation Plan, as amended October 2, 2023. (incorporated by reference to Exhibit 10.1a of NorthWestern Energy Group's Report on Form 10-K for the year ended December 31, 2023, Commission File No. 000-56598).
10.1(b) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).
10.1(c) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2020, Commission File No. 1-10499).
10.1(d) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2021, Commission File No. 1-10499).
10.1(e) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 10, 2022, Commission File No. 1-10499).
10.1(f) †	NorthWestern Energy 2023 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2022, Commission File No. 1-10499).
10.1(g) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2022, Commission File No. 1-10499).
10.1(h) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 17, 2023, Commission File No. 1-10499).
10.1(i) †	Form of NorthWestern Corporation Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 17, 2023, Commission File No. 1-10499).
10.1(j) †	NorthWestern Energy Group, Inc., Deferred Compensation Plan for Non-Employee Directors, as amended and renamed effective October 2, 2023 (incorporated by reference to Exhibit 10.1(b) of NorthWestern Group Inc.’s Current Report on form 10-Q, dated October 27, 2023, Commission File No. 000-56598).
10.1(k) †	NorthWestern Energy Group Inc.'s 2024 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 20, 2023, Commission File No. 000-56598).
10.1(l) †	Form of 2024 Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Energy Group’s Current Report on Form 8-K, dated February 20, 2024, Commission File No. 000-56598).
10.1(m) †	Form of 2024 Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Energy Group’s Current Report on Form 8-K, dated February 20, 2024, Commission File No. 000-56598).
10.1(n) †	NorthWestern Corporation Amended and Restated Key Employee Severance Plan, as amended and restated effective April 25, 2024. (incorporated by reference to Exhibit 10.7 of NorthWestern Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Commission File No. 000-56598).
10.1(o) †	NorthWestern Energy Group, Inc. Amended and Restated Equity Compensation Plan, as amended and restated effective April 25, 2024. (incorporated by reference to Exhibit 10.8 of NorthWestern Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Commission File No. 000-56598).
10.1 (p) †	NorthWestern Energy Group Inc.'s 2025 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2024, Commission File No. 000-56598).
10.2(a)
Second Amended and Restated Credit Agreement, dated November 29, 2023 (incorporated by reference to Exhibit 10.1 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated December 5, 2023).

10.2(b)	$200,000,000 Credit Agreement, dated November 29, 2023 (incorporated by reference to Exhibit 10.2 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated December 5, 2023).
10.2 (c)	Term Loan Credit Agreement, dated April 12, 2024 (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated April 12, 2024, Commission File No. 000-56598).
10.3(a)	Engineering, Procurement, and Construction Contract, dated April 19, 2021, between Northwestern Energy and Burns & McDonnell Engineering Company, Inc. (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 1-10499).

10.3(b)	Procurement Contract, dated April 19, 2021, between Northwestern Energy and Caterpillar Power Generation Systems, LLC (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 1-10499).
10.5	Asset and Stock Transfer Agreement, dated December 27, 2023 (incorporated by reference to Exhibit 10.1 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated January 2, 2024).
19*	Policy for insider trading
21*	Subsidiaries of NorthWestern Group, Inc.
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Brian B. Bird pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Crystal Lail pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Policy for the recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 of the NorthWestern Energy Group, Inc.'s Report on Form 10-K for the year ended December 31, 2023, Commission File No. 000-56598)

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

NorthWestern Energy Group, Inc.

February 13, 2025	By:	/s/ BRIAN B. BIRD
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

Signature	Title	Date

/s/ LINDA G. SULLIVAN	Chairman of the Board	February 13, 2025
Linda G. Sullivan

/s/ BRIAN B. BIRD	President, Chief Executive Officer and Director	February 13, 2025
Brian B. Bird	(Principal Executive Officer)

/s/ CRYSTAL D. LAIL	Vice President and Chief Financial Officer	February 13, 2025
Crystal D. Lail	(Principal Financial Officer)

/s/ JEFFREY B. BERZINA	Controller	February 13, 2025
Jeffrey B. Berzina	(Principal Accounting Officer)

/s/ JAN R. HORSFALL	Director	February 13, 2025
Jan R. Horsfall

/s/ BRITT E. IDE	Director	February 13, 2025
Britt E. Ide

/s/ KENT T. LARSON	Director	February 13, 2025
Kent T. Larson

/s/ DAVID L. GOODIN	Director	February 13, 2025
David L. Goodin

/s/ MAHVASH YAZDI	Director	February 13, 2025
Mahvash Yazdi

/s/ JEFFREY W. YINGLING	Director	February 13, 2025
Jeffrey W. Yingling

/s/ SHERINA M. EDWARDS	Director	February 13, 2025
Sherina M. Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NorthWestern Energy Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthWestern Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and common shareholders' equity, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Regulatory Matters - Impact of Rate Regulation on the Financial Statements - Refer to Notes 2, 3 and 4 to the financial statements
Critical Audit Matter Description
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
February 12, 2025
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NorthWestern Energy Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NorthWestern Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2025

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Electric	$1,200,701	$1,068,833	$1,106,565
Gas	313,197	353,310	371,272
Total Revenues	1,513,898	1,422,143	1,477,837
Operating Expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	433,816	420,262	492,011
Operating and maintenance	227,836	220,524	221,427
Administrative and general	137,437	117,360	113,776
Property and other taxes	163,853	153,068	192,524
Depreciation and depletion	227,635	210,474	195,020
Total Operating Expenses	1,190,577	1,121,688	1,214,758
Operating Income	323,321	300,455	263,079
Interest Expense, net	(131,673)	(114,617)	(100,110)
Other Income, net	23,024	15,832	19,434
Income Before Income Taxes	214,672	201,670	182,403
Income Tax Benefit (Expense)	9,439	(7,539)	605
Net Income	$224,111	$194,131	$183,008

Average Common Shares Outstanding	61,293	60,321	55,769
Basic Earnings per Average Common Share	$3.66	$3.22	$3.28
Diluted Earnings per Average Common Share	$3.65	$3.22	$3.25

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$224,111	$194,131	$183,008
Other comprehensive income (loss), net of tax:
Reclassification of net losses on derivative instruments	452	452	452
Postretirement medical liability adjustment	504	(262)	(982)
Foreign currency translation	(4)	2	(8)
Total Other Comprehensive Income (Loss)	952	192	(538)
Comprehensive Income	$225,063	$194,323	$182,470

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,283	$9,164
Restricted cash	24,734	16,023
Accounts receivable, net	187,764	212,257
Inventories	122,940	114,539
Regulatory assets	39,851	29,626
Prepaid expenses and other	38,614	25,397
Total current assets	418,186	407,006
Property, plant, and equipment, net	6,398,275	6,039,801
Goodwill	357,586	357,586
Regulatory assets	764,414	743,945
Other noncurrent assets	59,063	52,314
Total Assets	$7,997,524	$7,600,652
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,596	$3,338
Current portion of long-term debt	299,950	99,950
Short-term borrowings	100,000	—
Accounts payable	111,794	124,340
Accrued expenses and other	254,599	246,167
Regulatory liabilities	32,261	61,103
Total current liabilities	802,200	534,898
Long-term finance leases	1,865	5,461
Long-term debt	2,695,343	2,684,635
Deferred income taxes	663,430	600,520
Noncurrent regulatory liabilities	660,942	657,452
Other noncurrent liabilities	316,044	332,372
Total Liabilities	5,139,824	4,815,338
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,810,932 and 61,320,812, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	648	648
Treasury stock at cost	(97,394)	(97,926)
Paid-in capital	2,084,133	2,078,753
Retained earnings	877,017	811,495
Accumulated other comprehensive loss	(6,704)	(7,656)
Total Shareholders' Equity	2,857,700	2,785,314
Total Liabilities and Shareholders' Equity	$7,997,524	$7,600,652

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net Income	$224,111	$194,131	$183,008
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	227,635	210,474	195,020
Amortization of debt issuance costs, discount and deferred hedge gain	4,647	5,142	5,321
Stock-based compensation costs	4,721	5,176	5,488
Equity portion of AFUDC	(18,628)	(17,614)	(14,191)
(Gain) loss on disposition of assets	(61)	316	482
Impairment of alternative energy storage investment	4,159	—	—
Deferred income taxes	(8,969)	6,584	(8,992)
Changes in current assets and liabilities:
Accounts receivable	24,493	32,695	(46,282)
Inventories	(8,402)	(7,180)	(26,744)
Other current assets	(13,216)	2,644	(3,833)
Accounts payable	7,399	(54,722)	50,537
Accrued expenses	9,748	(3,377)	16,846
Regulatory assets	(10,109)	105,588	(20,512)
Regulatory liabilities	(28,842)	39,957	(7,034)
Other noncurrent assets and liabilities	(11,945)	(30,583)	(21,872)
Cash Provided by Operating Activities	406,741	489,231	307,242
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(549,244)	(566,889)	(515,140)
Investment in equity securities	(4,719)	(3,923)	(1,719)
Other investing activity	(500)	—	—
Cash Used in Investing Activities	(554,463)	(570,812)	(516,859)
FINANCING ACTIVITIES:
Dividends on common stock	(158,589)	(154,050)	(140,062)
Proceeds from issuance of common stock, net	—	73,613	276,971
Issuance of long-term debt	215,000	300,000	—
Issuances of short-term borrowings	100,000	—	—
Repayments on long-term debt	(100,000)	—	—
Line of credit borrowings (repayments), net	95,000	(132,000)	77,000
Treasury stock activity	1,192	1,069	603
Financing costs	(1,051)	(4,327)	(1,194)
Cash Provided by Financing Activities	151,552	84,305	213,318
Net Increase in Cash, Cash Equivalents, and Restricted Cash	3,830	2,724	3,701
Cash, Cash Equivalents, and Restricted Cash, beginning of period	25,187	22,463	18,762
Cash, Cash Equivalents, and Restricted Cash, end of period	$29,017	$25,187	$22,463

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2021	57,606	3,546	$576	$1,716,227	$(98,248)	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	183,008	—	183,008
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(8)	(8)
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(982)	(982)
Stock based compensation	87	16	—	7,391	(911)	—	—	6,480
Issuance of shares	5,585	(28)	57	275,758	767	—	—	276,582
Dividends on common stock ($2.52 per share)	—	—	—	—	—	(140,062)	—	(140,062)
Balance at December 31, 2022	63,278	3,534	$633	$1,999,376	$(98,392)	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	194,131	—	194,131
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2	2
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(262)	(262)
Stock based compensation	51	—	—	4,954	—	—	—	4,954
Issuance of shares	1,433	(21)	15	74,423	466	—	—	74,904
Dividends on common stock ($2.56 per share)	—	—	—	—	—	(154,050)	—	(154,050)
Balance at December 31, 2023	64,762	3,513	$648	$2,078,753	$(97,926)	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	224,111	—	224,111
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	504	504
Stock based compensation	49	—	—	4,672	(272)	—	—	4,400
Issuance of shares	—	(23)	—	708	804	—	—	1,512
Dividends on common stock ($2.60 per share)	—	—	—	—	—	(158,589)	—	(158,589)
Balance at December 31, 2024	64,811	3,490	$648	$2,084,133	$(97,394)	$877,017	$(6,704)	$2,857,700

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 787,000 customers in Montana, South Dakota, Nebraska and Yellowstone National Park, through its subsidiaries NW Corp and NWE Public Service. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Energy Group (NorthWestern, we, or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2024, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

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

(2) Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, unrecognized tax benefits, AROs, regulatory assets and liabilities, allowances for uncollectible accounts, our QF liability, environmental liabilities, unbilled revenues and actuarially determined benefit costs and liabilities. We revise the recorded estimates when we receive better information or when we can determine actual amounts. Those revisions can affect operating results.

Revenue Recognition

We recognize revenue as customers obtain control of promised goods and services in an amount that reflects consideration expected in exchange for those goods or services. Generally, the delivery of electricity and natural gas results in the transfer of control to customers at the time the commodity is delivered and the amount of revenue recognized is equal to the amount billed to each customer, including estimated volumes delivered when billings have not yet occurred.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $2.5 million and $2.8 million at December 31, 2024 and December 31, 2023, respectively. Receivables include unbilled revenues of $95.2 million and $105.1 million at December 31, 2024 and December 31, 2023, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Materials and supplies	$103,671	$85,876
Storage gas and fuel	19,269	28,663
Total Inventories	$122,940	$114,539

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging. All derivatives are recognized in the Consolidated Balance Sheets at their fair value unless they qualify for certain exceptions, including the normal purchases and normal sales exception. Additionally, derivatives that qualify and are designated for hedge accounting are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For fair-value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in AOCL and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statements of Cash Flows, depending on the underlying nature of the hedged items. As of December 31, 2024, the only derivative instruments we have qualify for the normal purchases and normal sales exception.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. This rate averaged 7.0%, 6.4%, and 6.4% for Montana for 2024, 2023, and 2022, respectively. This rate averaged 6.9%, 6.4%, and 6.4% for South Dakota and Nebraska for 2024, 2023, and 2022, respectively. AFUDC capitalized totaled $27.1 million, $24.3 million, and $20.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, for Montana, South Dakota, and Nebraska combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from 5 to 127 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 2.9% for 2024, and 2.8% for each of 2023 and 2022.

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

Accrued Expenses and other

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2024	2023
Property taxes	$81,716	$79,252
Employee compensation, benefits, and withholdings	49,786	41,773
Interest	28,702	24,775
Customer advances	16,535	27,656
Other (none of which is individually significant)	77,860	72,711
Total Accrued Expenses	$254,599	$246,167

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Customer advances	$123,249	$107,470
Pension and other employee benefits	56,603	75,302
AROs	37,725	39,255
Future QF obligation, net	23,498	28,670
Environmental	20,350	21,135
Other (none of which is individually significant)	54,619	60,540
Total Noncurrent Liabilities	$316,044	$332,372

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

Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Cash (received) paid for:
Income taxes	$(4,284)	$(827)	$4,707
Production tax credits(1)	(6,867)	—	—
Interest	128,333	105,238	95,400
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	22,377	42,322	64,758
(1) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Consolidated Statement of Cash Flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$4,283	$9,164	$8,489
Restricted cash	24,734	16,023	13,974
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$29,017	$25,187	$22,463

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounting Standards Issued

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss. We adopted this standard for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, as required, and used the retrospective method of adoption, with no material impact on our Consolidated Financial Statements or internal controls.

At this time, we are not expecting the adoption of recently issued accounting standards to have a material impact to our financial condition, results of operations, and cash flows.

(3) Regulatory Matters

Montana Rate Review

In July 2024, we filed a Montana electric and natural gas rate review (2023 test year) with the MPSC. The filing requests a base rate annual revenue increase of $156.5 million ($69.4 million net with Property Tax and PCCAM tracker adjustments) for electric and $28.6 million for natural gas. Our request is based on a return on equity of 10.80 percent with a capital structure including 46.81 percent equity, and forecasted 2024 electric and natural gas rate base of $3.45 billion and $731.9 million, respectively. The electric rate base investment includes the 175-megawatt natural gas-fired Yellowstone County Generating Station, which was placed in service in October 2024.

In November 2024, the MPSC partially approved our requested interim rates, which are subject to refund, increasing electric and natural gas base rates by $18.4 million and $17.4 million, respectively, and decreasing our PCCAM base costs by $88.0 million, effective December 1, 2024.

In January 2025, intervenor testimony was filed and we anticipate filing our rebuttal testimony in March 2025. Based on the procedural schedule developed by the MPSC, a hearing on our rate review request is scheduled to commence on April 22,

2025. If a final order is not received by May 23, 2025, which is 270 days from acceptance of our filing, we intend to implement, as permitted by the MPSC regulations, our requested rates, which will be subject to refund, until a final order is received.

South Dakota Natural Gas Rate Review

In June 2024, we filed a natural gas rate review (2023 test year) with the SDPUC for an annual increase to natural gas rates totaling approximately $6.0 million. Our request was based on a rate of return of 7.75 percent and rate base of $95.6 million. In December 2024, the SDPUC issued a final order approving the settlement agreement between NorthWestern and SDPUC Staff for an annual increase in base rates of approximately $4.6 million and an authorized rate of return of 6.91 percent. The approved settlement is based on a rate base of $96.2 million. Final rates were effective December 19, 2024.

Nebraska Natural Gas Rate Review

In June 2024, we filed a natural gas rate review (2023 test year) with the NPSC. The filing requests a base rate annual revenue increase of $3.6 million. Our request is based on a return on equity of 10.70 percent, a capital structure including 53.13 percent equity, and rate base of $47.4 million. Interim rates, which increased base natural gas rates $2.3 million, were implemented on October 1, 2024. Interim rates will remain in effect on a refundable basis until the NPSC issues a final order.

(4) Regulatory Assets and Liabilities

We prepare our Consolidated Financial Statements in accordance with the provisions of ASC 980, as discussed in Note 2 - Significant Accounting Policies. Pursuant to this guidance, certain expenses and credits, normally reflected in income as incurred, are deferred and recognized when included in rates and recovered from or refunded to customers. Regulatory assets and liabilities are recorded based on our assessment that it is probable that a cost will be recovered or that an obligation has been incurred. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. Of these regulatory assets and liabilities, energy supply costs are the only items earning a rate of return. The remaining regulatory items have corresponding assets and liabilities that will be paid for or refunded in future periods.

	Note Reference	Remaining Amortization Period	December 31,
			2024	2023
			(in thousands)
Flow-through income taxes	12	Plant Lives	$596,265	$553,452
Pension	14	See Note 14	62,096	79,638
Excess deferred income taxes	12	Plant Lives	45,620	51,404
Employee related benefits	14	See Note 14	17,877	21,926
Deferred financing costs	11	See Note 11	17,754	20,028
Wildfire mitigation		Undetermined	17,368	1,623
Supply costs		1 Year	11,441	7,317
Environmental clean-up	18	Undetermined	11,257	11,131
State & local taxes & fees		1 Year	8,924	2,733
Other		Various	15,663	24,319
Total Regulatory Assets			$804,265	$773,571
Removal cost	6	Plant Lives	$537,210	$523,744
Excess deferred income taxes	12	Plant Lives	125,878	136,382
Supply costs		1 Year	20,933	19,691
Gas storage sales		15 years	6,205	6,625
State & local taxes & fees		1 Year	251	30,576
Other		Various	2,726	1,537
Total Regulatory Liabilities			$693,203	$718,555

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

Enhanced Wildfire Mitigation Plan

We have developed an Enhanced Wildfire Mitigation Plan addressing five key areas: situational awareness, operational practices, system preparedness, vegetation management, and public communications outreach. Because of ever-increasing wildfire risk, our plan includes greater focus on situational awareness to monitor changing environmental conditions, operational practices that are more reactive to changing conditions, increased frequency of patrol and repairs, and more robust system hardening programs that target higher risk segments in our transmission and distribution systems. The MPSC has approved the deferral of incremental operating costs related to this Enhanced Wildfire Mitigation Plan.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on natural gas supply costs under collected, or apply interest to an over collection, of 6.7 percent in Montana; 6.8 percent and 6.9 percent for electric and natural gas, respectively, in South Dakota; and 8.5 percent for natural gas in Nebraska. For our Montana electric supply tracker, the PCCAM, the interest rate we earn on supply costs under collected, or the interest rate we apply to an over collection, is based on the monthly interest rate for three month commercial paper as published by the Federal Reserve.

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

State & Local Taxes & Fees

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

(5) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	December 31,
	2024	2023
	(in thousands)
Electric Plant	$6,034,159	$5,462,229
Natural Gas Plant	1,615,228	1,506,943
Plant acquisition adjustment(1)	686,328	686,328
Common and Other Plant	277,623	267,132
Construction work in process	164,767	377,241
Total property, plant and equipment	8,778,105	8,299,873
Less accumulated depreciation	(2,019,142)	(1,930,688)
Less accumulated amortization	(360,688)	(329,384)
Net property, plant and equipment	$6,398,275	$6,039,801
(1) The plant acquisition adjustment balance above includes our Beethoven wind project acquired in 2015, our hydro generating assets acquired in 2014, and the inclusion of our interest in Colstrip Unit 4 in rate base in 2009. The acquisition adjustment is amortized on a straight-line basis over the estimated remaining useful life of each related asset in depreciation expense.

Net plant and equipment under finance lease were $3.0 million and $5.2 million as of December 31, 2024 and 2023, respectively, which is primarily comprised of a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a finance lease.

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

In January 2023 and July 2024, we entered into definitive agreements, the first with Avista and the second with Puget, to acquire their respective interests in Colstrip Units 3 & 4. In particular, we agreed to acquire a 15% (222 megawatts) interest from Avista and a 25% (370 megawatts) interest from Puget. Both agreements provide that the purchase price will be $0. These agreements are substantially similar and are both scheduled to close December 31, 2025, subject to the satisfaction of customary closing conditions and approvals contained within the agreements. Under the terms of the agreements, we will be responsible for operating costs starting on January 1, 2026; while Puget and Avista will remain responsible for their respective pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommission and demolition costs associated with the existing facilities that comprise their interests.

Acquisition of Avista and Puget's interests would result in our ownership of 55 percent of the facility with the ability to guide operating and maintenance investments. This would provide capacity to help us meet our obligation to provide reliable and cost effective power to our customers in Montana, while allowing opportunity for us to identify and plan for newer lower or no-carbon technologies in the future.

Either party may terminate the respective separate agreement if any requested regulatory approval is denied or if the closing has not occurred by December 31, 2025 or if any law or order would delay or impair closing.

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2024
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$157,572	$65,426	$52,430	$330,888
Accumulated depreciation	49,573	39,025	39,887	137,153
December 31, 2023
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$156,696	$64,132	$52,630	$323,793
Accumulated depreciation	44,525	37,178	39,393	127,381

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

	December 31,
	2024	2023	2022
Liability at January 1,	$41,424	$40,894	$40,631
Accretion expense	1,937	1,899	1,853
Liabilities incurred	—	—	—
Liabilities settled	(2,044)	(1,244)	(4,004)
Revisions to cash flows	(265)	(125)	2,414
Liability at December 31,	$41,052	$41,424	$40,894

During the twelve months ended December 31, 2024, our ARO liability decreased $2.0 million for partial settlement of the legal obligations at our jointly-owned coal-fired generation facilities and natural gas pipeline segments. Additionally, during the twelve months ended December 31, 2024, our ARO liability decreased $0.3 million related to changes in both the timing and amount of retirement cost estimates.

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

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of costs collected from customers through depreciation rates are classified as a regulatory liability in recognition of the fact that we have collected these amounts that will be used in the future to fund asset retirement costs and do not represent legal retirement obligations. See Note 4 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

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

Goodwill by segment is as follows (in thousands):

	December 31,
	2024	2023
Electric	$243,558	$243,558
Natural gas	114,028	114,028
Total Goodwill	$357,586	$357,586

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

Normal Purchases and Normal Sales

We have applied the NPNS scope exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial Statements at December 31, 2024 and 2023. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

A pre-tax loss of approximately $12.2 million is remaining in AOCL as of December 31, 2024, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

December 31, 2024	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash equivalents	$1,076	$—	$—	$—	$1,076
Rabbi trust investments	18,749	—	—	—	18,749
Total	$19,825	$—	$—	$—	$19,825

December 31, 2023
Restricted cash equivalents	$14,996	$—	$—	$—	$14,996
Rabbi trust investments	17,093	—	—	—	17,093
Total	$32,089	$—	$—	$—	$32,089

Restricted cash equivalents represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$2,995,293	$2,645,779	$2,784,585	$2,521,030

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

(10) Short-Term Borrowings and Credit Arrangements

Short-Term Borrowings

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

Credit Facility

On November 29, 2023, NW Corp amended its existing $425.0 million revolving credit facility (the Amended Facility) to address the holding company reorganization and extended the maturity date of the facility to November 29, 2028. The Amended Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. After the completion of the holding company reorganization on January 1, 2024, NW Corp owns and operates only the Montana regulated utility, and the base capacity of the Amended Facility automatically reduced to $400.0 million. The Amended Facility has uncommitted features that allow NW Corp to request one-year extensions to the maturity date and increase the size of the Amended Facility by an additional $100.0 million.

On January 24, 2025, NW Corp amended its existing $400.0 million Amended Facility to increase the capacity to $425.0 million. This amendment did not affect the maturity date or borrowing rates.

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

Commitment fees for the unsecured revolving lines of credit were $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023.

The availability under the facilities in place for the years ended December 31 is shown in the following table (in millions):

	2024	2023
Unsecured revolving line of credit, expiring November 2028	600.0	425.0
Unsecured revolving line of credit, expiring April 2024	—	100.0
Unsecured revolving line of credit, expiring March 2025	—	25.0
	600.0	550.0

Amounts outstanding at December 31:
SOFR borrowings	413.0	318.0
Letters of credit	—	—
	413.0	318.0

Net availability as of December 31	$187.0	$232.0

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

(11) Long-Term Debt and Finance Leases

Long-term debt and finance leases consisted of the following (in thousands):

		December 31,
	Due	2024	2023
Unsecured Debt:
Unsecured Revolving Line of Credit	2028	413,000	318,000
Secured Debt:
Mortgage bonds—
South Dakota—5.01%	2025	64,000	64,000
South Dakota—2.80%	2026	60,000	60,000
South Dakota—2.66%	2026	45,000	45,000
South Dakota—5.55%	2029	33,000	—
South Dakota—3.21%	2030	50,000	50,000
South Dakota—5.57%	2033	31,000	31,000
South Dakota—5.42%	2033	30,000	30,000
South Dakota—5.75%	2034	7,000	—
South Dakota—4.26%	2040	70,000	70,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
Montana—1.00%	2024	—	100,000
Montana—5.01%	2025	161,000	161,000
Montana—3.11%	2025	75,000	75,000
Montana—3.99%	2028	35,000	35,000
Montana—3.21%	2030	100,000	100,000
Montana—5.56%	2031	175,000	—
Montana—5.57%	2033	239,000	239,000
Montana—5.71%	2039	55,000	55,000
Montana—4.15%	2042	60,000	60,000
Montana—4.85%	2043	15,000	15,000
Montana—4.176%	2044	450,000	450,000
Montana—4.11%	2045	125,000	125,000
Montana—4.03%	2047	250,000	250,000
Montana—3.98%	2049	150,000	150,000
Montana—4.30%	2052	40,000	40,000
Pollution control obligations—
Montana—3.88%	2028	144,660	144,660
Other Long Term Debt:
Discount on Notes and Bonds and Debt Issuance Costs, Net	—	(12,367)	(13,075)
Total Long-Term Debt		$2,995,293	$2,784,585
Less current maturities (including associated debt issuance costs)		(299,950)	(99,950)
Total Long-Term Debt, Net of Current Maturities		$2,695,343	$2,684,635

Finance Leases:
Total Finance Leases	2026	$5,461	$8,799
Less current maturities		(3,596)	(3,338)
Total Long-Term Finance Leases		$1,865	$5,461

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

As of December 31, 2024, we were in compliance with our financial debt covenants.

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and finance leases, during the next five years are $303.6 million in 2025, $106.9 million in 2026, $592.7 million in 2028, and $33.0 million in 2029.

(12) Income Taxes

Income tax (benefit) expense is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal
Current	$(8,121)	$2,925	$5,024
Deferred	(3,807)	2,929	(5,993)
Investment tax credits	1,970	(129)	(130)
State
Current	(41)	(1,971)	3,363
Deferred	560	3,785	(2,869)
Income Tax (Benefit) Expense	$(9,439)	$7,539	$(605)

Deferred income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred tax expense excluding items below	$54,950	$61,537	$39,349
Adjustments to other noncurrent liabilities, regulatory assets, and liabilities	(65,596)	(54,732)	(48,428)
Tax (benefit) expense allocated to other comprehensive income	(293)	(91)	217
Adjustments to deferred income taxes for production tax credit cash transfer	7,692	—	—
Investment tax credits	1,970	(129)	(130)
Deferred tax (benefit) expense	$(1,277)	$6,585	$(8,992)

Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable), and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal provisions	0.2	0.3	0.3
Flow-through repairs deductions	(10.8)	(12.9)	(12.4)
Release of unrecognized tax benefits (inclusive of related interest previously accrued)	(9.8)	(1.6)	—
Production tax credits	(5.2)	(5.1)	(7.2)
Gas repairs safe harbor method change	(3.3)	—	—
Amortization of excess deferred income taxes	(1.4)	(1.1)	(0.9)
Prior year permanent return to accrual adjustments	(0.2)	—	(0.8)
Plant and depreciation of flow through items	4.4	3.3	(0.1)
Unregulated Tax Cuts and Jobs Act excess deferred income taxes	—	(1.7)	—
Reduction to previously claimed alternative minimum tax credit	—	1.6	—
Other, net	0.7	(0.1)	(0.2)
Effective tax rate	(4.4)%	3.7%	(0.3)%

The table below summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands). All of our income from continuing operations is primarily from domestic operations.

	Year Ended December 31,
	2024	2023	2022
Income Before Income Taxes	$214,672	$201,670	$182,403

Income tax calculated at federal statutory rate	45,081	42,350	38,304

Permanent or flow through adjustments:
State income, net of federal provisions	374	606	562
Flow-through repairs deductions	(23,132)	(25,922)	(22,665)
Release of unrecognized tax benefits (2024 is inclusive of $4.1 million of related interest previously accrued)	(20,993)	(3,241)	—
Production tax credits	(11,069)	(10,274)	(13,166)
Gas repairs safe harbor method change	(6,994)	—	—
Amortization of excess deferred income taxes	(2,930)	(2,184)	(1,657)
Prior year permanent return to accrual adjustments	(433)	45	(1,397)
Plant and depreciation of flow through items	9,360	6,595	(222)
Unregulated Tax Cuts and Jobs Act excess deferred income taxes	—	(3,385)	—
Reduction to previously claimed alternative minimum tax credit	—	3,186	—
Other, net	1,297	(237)	(364)
	(54,520)	(34,811)	(38,909)

Income Tax (Benefit) Expense	$(9,439)	$7,539	$(605)

In 2023, the Internal Revenue Service (IRS) issued a safe harbor method of accounting for the repair and maintenance of natural gas transmission and distribution property. For the year ending December 31, 2024, after completion of our impact analysis of the gas repairs safe harbor method change, we recorded an income tax benefit of approximately $7.0 million related to tax deductions for repair costs that were previously capitalized in the 2022 and prior tax years.

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2024	2023
NOL carryforward	$123,043	$113,366
Production tax credit	97,695	94,283
Customer advances	32,455	28,300
Compensation accruals	12,717	10,716
Pension / postretirement benefits	9,078	15,131
Unbilled revenue	6,477	10,604
Environmental liability	5,415	5,760
Interest rate hedges	2,985	3,280
Reserves and accruals	2,252	3,098
Other, net	3,369	2,677
Deferred Tax Asset	295,486	287,215
Excess tax depreciation	(713,416)	(660,440)
Flow through depreciation	(132,944)	(120,558)
Goodwill amortization	(89,827)	(88,323)
Regulatory assets and other	(22,729)	(18,414)
Deferred Tax Liability	(958,916)	(887,735)
Deferred Tax Liability, net	$(663,430)	$(600,520)

As of December 31, 2024, our total federal NOL carryforward was approximately $486.6 million. Our federal NOL carryforward does not expire. Our state NOL carryforward as of December 31, 2024 was approximately $391.2 million. If unused, our state NOL carryforwards will expire in 2033. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

At December 31, 2024, our total production tax credit carryforward was approximately $97.7 million. If unused, our production tax credit carryforwards will expire as follows: $1.8 million in 2035, $10.9 million in 2036, $11.1 million in 2037, $10.9 million in 2038, $11.5 million in 2039, $13.1 million in 2040, $11.5 million in 2041, $13.2 million in 2042, $2.6 million in 2043, and $11.1 million in 2044. We believe it is more likely than not that sufficient taxable income will be generated to utilize these production tax credit carryforwards.

Unrecognized Tax Benefits

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Unrecognized Tax Benefits at January 1	$28,074	$30,330	$32,049
Gross increases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	—
Gross decreases - tax positions in current period	(1,574)	(2,256)	(1,719)
Lapse of statute of limitations	(16,888)	—	—
Unrecognized Tax Benefits at December 31	$9,612	$28,074	$30,330

Our unrecognized tax benefits include approximately $7.4 million and $24.4 million related to tax positions as of December 31, 2024 and 2023, that if recognized, would impact our annual effective tax rate. During the year ending December 31, 2024, due to the expiration of the statute of limitations we decreased our unrecognized tax benefits by $16.9 million. On April 14, 2023, the Internal Revenue Service (IRS) issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. During the year ended December 31, 2023, we adopted this method and decreased our total unrecognized tax benefits by $0.5 million and recognized an income tax benefit of approximately $3.2 million for previously unrecognized tax benefits. In the next twelve months we expect the statute of limitations to expire for certain unrecognized tax benefits, which would result in a decrease to our total unrecognized tax benefits of approximately $9.4 million.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024, we have accrued $3.0 million for the payment of interest and penalties in the Consolidated Balance Sheets. As of December 31, 2023, we had $4.5 million accrued for the payment of interest and penalties.

Tax years 2021 and forward remain subject to examination by the IRS and state taxing authorities. During the first quarter of 2023 the IRS commenced and concluded a limited scope examination of our 2019 amended federal income tax return. This examination resulted in a reduction to our previously claimed alternative minimum tax credit refund that is reflected in the table above.

(13) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2024			2023			2022
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustment	$(4)	$—	$(4)	$2	$—	$2	$(8)	$—	$(8)
Reclassification of net income (loss) on derivative instruments	612	(160)	452	612	(160)	452	612	(160)	452
Postretirement medical liability adjustment	637	(133)	504	(331)	69	(262)	(1,359)	377	(982)
Other comprehensive income (loss)	$1,245	$(293)	$952	$283	$(91)	$192	$(755)	$217	$(538)

Balances by classification included within AOCL on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31,
	2024	2023
Foreign currency translation	$1,433	$1,437
Derivative instruments designated as cash flow hedges	(8,921)	(9,373)
Postretirement medical plans	784	280
Accumulated other comprehensive loss	$(6,704)	$(7,656)

The following table displays the changes in AOCL by component, net of tax (in thousands):

		December 31, 2024
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive income before reclassifications		—	—	(4)	(4)
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	504	—	504
Net current-period other comprehensive income (loss)		452	504	(4)	952
Ending Balance		$(8,921)	$784	$1,433	$(6,704)

		December 31, 2023
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	2	2
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	(262)	—	(262)
Net current-period other comprehensive income (loss)		452	(262)	2	192
Ending Balance		$(9,373)	$280	$1,437	$(7,656)

(14) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefit plans for eligible employees. The pension plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Energy SD/NE Plan (formerly known as the NorthWestern Corporation Plan), the pension plan for our Montana employees is referred to as the NorthWestern Energy MT Plan (formerly known as the NorthWestern Energy Plan), and collectively they are referred to as the Plans. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plans' funded status is recognized as an asset or liability in our Consolidated Financial Statements. See Note 4 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligations and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Change in benefit obligation:
Obligation at beginning of period	$473,988	$521,798	$13,708	$15,407
Service cost	5,592	5,646	308	333
Interest cost	22,944	25,852	557	674
Actuarial (gain) loss	(28,499)	3,127	(2,514)	(1,240)
Settlements(1)	(848)	(51,942)	—	—
Benefits paid	(25,230)	(30,493)	(1,333)	(1,466)
Benefit Obligation at End of Period	$447,947	$473,988	$10,726	$13,708
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$402,671	$441,539	$22,309	$20,055
Return on plan assets	9,411	34,367	3,177	3,334
Employer contributions	9,322	9,200	619	386
Settlements(1)	(848)	(51,942)	—	—
Benefits paid	(25,230)	(30,493)	(1,333)	(1,466)
Fair value of plan assets at end of period	$395,326	$402,671	$24,772	$22,309
Funded Status	$(52,621)	$(71,317)	$14,046	$8,601

Amounts Recognized in the Balance Sheet Consist of:
Noncurrent asset	9,467	7,875	16,943	12,378
Total Assets	9,467	7,875	16,943	12,378
Current liability	(10,000)	(11,200)	(1,310)	(1,355)
Noncurrent liability	(52,088)	(67,992)	(1,587)	(2,422)
Total Liabilities	(62,088)	(79,192)	(2,897)	(3,777)
Net amount recognized	$(52,621)	$(71,317)	$14,046	$8,601

Amounts Recognized in Regulatory Assets Consist of:
Prior service credit	—	—	—	—
Net actuarial (loss) gain	(31,835)	(44,453)	3,716	15
Amounts recognized in AOCL consist of:
Prior service cost	—	—	—	—
Net actuarial gain	—	—	1,228	590
Total	$(31,835)	$(44,453)	$4,944	$605
(1) In October 2023, we entered into a group annuity contract from an insurance company to provide for the payment of pension benefits to select NorthWestern Energy MT Pension Plan participants. We purchased the contract with $51.9 million of plan assets in 2023. A trailing premium of $0.8 million related to final data reconciliation was paid from plan assets in 2024, reflecting a final, annuitized participant count of 276. The insurance company took over the payments of these benefits starting January 1, 2024. This transaction settled $52.7 million of our NorthWestern Energy MT Pension Plan obligation. As a result of this transaction, during the twelve months ended December 31, 2023, we recorded a non-cash, non-operating settlement charge of $4.4 million. This charge is recorded within other income, net on the Consolidated Statements of Income. As discussed within Note 4 – Regulatory Assets and Liabilities, the MPSC allows recovery of pension costs on a cash funding basis. As such, this charge was deferred as a regulatory asset on the Consolidated Balance Sheets, with a corresponding decrease to operating and maintenance expense on the Consolidated Statements of Income.

The actuarial gain/loss is primarily due to the change in discount rate assumption and actual asset returns compared with expected amounts. The total projected benefit obligation and fair value of plan assets for the NorthWestern Energy MT Pension Plan with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	NorthWestern Energy MT Pension Plan
	December 31,
	2024	2023
Projected benefit obligation	$404.8	$427.3
Accumulated benefit obligation	404.8	427.3
Fair value of plan assets	342.7	348.1

    As of December 31, 2024, the fair value of the NorthWestern Energy SD/NE Pension Plan assets exceeds the total projected and accumulated benefit obligation and are therefore excluded from this table.

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service cost	$5,592	$5,646	$10,223	$308	$333	$351
Interest cost	22,944	25,852	18,787	557	674	359
Expected return on plan assets	(25,325)	(25,932)	(24,173)	(1,280)	(1,096)	(1,047)
Amortization of prior service cost (credit)	—	—	—	—	116	(1,891)
Recognized actuarial loss (gain)	33	228	383	(73)	(672)	(897)
Settlement loss recognized(1)	—	4,395	—	—	—	—
Net Periodic Benefit Cost (Credit)	$3,244	$10,189	$5,220	$(488)	$(645)	$(3,125)

Regulatory deferral of net periodic benefit cost(2)	4,850	(1,814)	2,307	—	—	—
Previously deferred costs recognized(2)	75	210	—	181	550	292
Net Periodic Benefit Cost (Credit) Recognized	$8,169	$8,585	$7,527	$(307)	$(95)	$(2,833)

(1) Settlement loss is related to partial annuitization of NorthWestern Energy MT Pension Plan effective October 24, 2023.
(2) Net periodic benefit costs for pension and postretirement benefit plans are recognized for financial reporting based on the authorization of each regulatory jurisdiction in which we operate. A portion of these costs are recorded in regulatory assets and recognized in the Consolidated Statements of Income as those costs are recovered through customer rates.

For the years ended December 31, 2024, 2023, and 2022, Service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other income, net on the Consolidated Statements of Income.

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2024 and 2023. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets. During 2022, the plan's actuary conducted an experience study to review five years of plan experience and update these assumptions.

On an annual basis, we set the discount rate using a yield curve analysis. This analysis includes constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The increase in the discount rate during 2024 decreased our projected benefit obligation by approximately $29.6 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we decreased our long term rates of return on asset assumptions for the NorthWestern Energy MT Pension Plan and the NorthWestern Energy SD/NE Pension Plan to 6.17 percent and 4.58 percent, respectively, for 2025.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.50-5.60%	4.95-5.00	5.20%	5.30-5.45%	4.85-4.90%	5.15-5.20%
Expected rate of return on assets	5.15-6.65	4.83-6.44	2.66-4.26	5.84	5.62	4.23
Long-term rate of increase in compensation levels (non-union)	4.00	4.00	4.00	4.00	4.00	4.00
Long-term rate of increase in compensation levels (union)	4.00	4.00	4.00	4.00	4.00	4.00
Interest crediting rate	3.3-6.0	3.30-6.00	3.30-6.00	N/A	N/A	N/A

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

•Private real estate and broad global opportunistic fixed income asset classes can provide diversification to both equity and liability hedging fixed income investments and that a moderate allocation to each can potentially improve the expected risk-adjusted return for the NorthWestern Energy MT Pension Plan investments over full market cycles;
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

	NorthWestern Energy MT Pension		NorthWestern Energy SD/NE Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Fixed income securities	45.0%	45.0%	90.0%	90.0%	40.0%	40.0%
Non-U.S. fixed income securities	—	—	—	—	—	—
Opportunistic fixed income	11.0	11.0	3.0	3.0	—	—
Global equities	38.5	38.5	7.0	7.0	60.0	60.0
Private real estate	5.5	5.5	—	—	—	—

The actual allocation by plan is as follows:

	NorthWestern Energy MT Pension		NorthWestern Energy SD/NE Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Cash and cash equivalents	—%	—%	0.8%	1.5%	0.3%	0.2%
Fixed income securities(1)	43.7	45.3	89.4	88.7	32.2	35.1
Non-U.S. fixed income securities	—	—	—	—	—	—
Opportunistic fixed income	11.1	10.6	2.9	2.9	—	—
Global equities(1)	39.0	37.6	6.9	6.9	67.5	64.7
Private real estate	6.2	6.5	—	—	—	—
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) While the NorthWestern Energy Health and Welfare plan allocation of assets as of December 31, 2024, between Fixed income securities and Global equities is greater than 5 percent different from the target allocation, the plan Investment Manager has 60 days to correct this deviation from the plan.

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

Due to the regulatory treatment of pension costs in Montana, pension costs for 2024, 2023 and 2022 were based on actual contributions to the NorthWestern Energy MT Pension Plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2024	2023	2022
NorthWestern Energy MT Pension Plan	$8,122	$8,000	$7,000
NorthWestern Energy SD/NE Pension Plan	1,200	1,200	1,200
	$9,322	$9,200	$8,200

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2025	28,549	1,919
2026	29,467	1,216
2027	30,393	1,064
2028	31,155	1,015
2029	32,218	935
2030-2034	166,566	4,329

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to the plan. We also contribute various percentages of employees' gross compensation to the plan. Company contributions for the years ended December 31, 2024, 2023 and 2022 totaled $14.7 million, $13.2 million, and $12.3 million, respectively.

(15) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. As of December 31, 2024, there were 558,300 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to three years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

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

	2024	2023
Risk-free interest rate	4.38%	4.33%
Expected life, in years	3	3
Expected volatility	12.5% to 29.0%	30.4% to 41.0%
Dividend yield	5.6%	4.4%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2024, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	153,784	$53.26
Granted	150,704	41.13
Vested	(60,830)	51.61
Forfeited	(11,732)	48.12
Remaining nonvested grants	231,926	$46.07

Retirement/Retention Restricted Share Awards

In December 2011, an executive retirement / retention program was established that provides for the annual grant of restricted share units. Awards granted before 2022 are subject to a five-year performance and vesting period. The performance measure for these awards requires net income for the calendar year of at least three of the five full calendar years during the performance period to exceed net income for the calendar year the awards are granted. Awards granted in 2022 no longer contain this performance measure, instead these awards will vest after five full calendar years if the employee remains employed during that service period. No retirement/retention restricted shares were granted during the year ended December 31, 2024. Once vested, the awards will be paid out in shares of common stock in five equal annual installments after a recipient has separated from service. The fair value of these awards is measured based upon the closing market price of our common stock as of the grant date less the present value of expected dividends.

A summary of nonvested shares as of and changes during the year ended December 31, 2024, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	60,779	$47.91
Granted	—	—
Vested	—	—
Forfeited	(9,983)	60.73
Remaining nonvested grants	50,796	$45.40

We recognized total stock-based compensation expense of $3.4 million, $3.6 million, and $4.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, and related income tax benefit of $(0.7) million, $(1.0) million, and $(1.3) million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had $6.6 million of unrecognized compensation cost related to the nonvested portion of our outstanding awards. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested was $3.1 million, $4.4 million, and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(16) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of the common stock, 2,856,957 shares are reserved for the incentive plan awards. For further detail of grants under this plan see Note 15 - Stock-Based Compensation.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 5,809 and 4,167 during the years ended December 31, 2024 and 2023, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

NorthWestern Energy Group, NW Corp, and NWE Public Service's ability to pay dividends is also limited by the terms of various debt agreements, pursuant to which, NorthWestern Energy Group, NW Corp, and NWE Public Service are required to maintain a debt to capitalization ratio of no more than 0.65 to 1.00. Further, the declaration of dividends is at the discretion of our Board of Directors and is not guaranteed.

As of December 31, 2024, approximately $784.6 million and $294.6 million of NW Corp and NWE Public Service unrestricted net assets, respectively, were available for the payment of dividends to NorthWestern Energy Group under our most restrictive dividend restriction.

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

	December 31,
	2024	2023	2022
Basic computation	61,293,052	60,321,481	55,769,156
Dilutive effect of
Performance and restricted share awards(1)	81,153	36,312	26,621
Forward equity sale(2)	—	—	496,333
Diluted computation	61,374,205	60,357,793	56,292,110

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

As of December 31, 2024, there were 22,470 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(18) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. These contracts require us to purchase minimum amounts of energy at prices ranging from $118 to $130 per MWH through 2029. As of December 31, 2024, our estimated gross contractual obligation related to these contracts was approximately $229.0 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $205.8 million through 2029. As contractual obligations are settled, the related purchases and sales are recorded within Fuel, purchased power and direct transmission expense and Electric revenues in our Consolidated Statements of Income. The present value of the remaining liability is recorded in Other noncurrent liabilities in our Consolidated Balance Sheets. The following summarizes the change in the liability (in thousands):

	December 31,
	2024	2023
Beginning QF liability	$28,670	$49,728
Settlements	(7,606)	(24,707)
Interest expense	2,434	3,649
Ending QF liability	$23,498	$28,670

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2025	$60,360	$52,950	$7,410
2026	55,393	46,274	9,119
2027	56,665	46,668	9,997
2028	42,400	41,664	736
2029	14,134	18,231	(4,097)
Total(1)	$228,952	$205,787	$23,165
(1) This net unrecoverable amount represents the undiscounted difference between the total gross obligations and recoverable amounts. The ending QF liability in the table above represents the present value of this net unrecoverable amount.

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. Costs incurred under these contracts are included in Fuel, purchased power and direct transmission expense in the Consolidated Statements of Income and were approximately $290.1 million, $340.0 million and $328.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, our commitments under these contracts were $345.8 million in 2025, $365.2 million in 2026, $350.4 million in 2027, $349.3 million in 2028, $350.2 million in 2029, and $2.5 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the 2014 purchase of hydroelectric generating facilities and associated assets located in Montana, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $19.1 million between 2025 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $19.0 million to $29.9 million. As of December 31, 2024, we had a reserve of approximately $23.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

The following summarizes the change in our environmental liability (in thousands):

	December 31,
	2024	2023	2022
Liability at January 1,	$25,286	$26,367	$26,866
Deductions	(2,262)	(2,520)	(2,033)
Charged to costs and expense	705	1,439	1,534
Liability at December 31,	$23,729	$25,286	$26,367

We are permitted to recover the remediation costs related to certain environmental liabilities within rates. Over time, as costs become determinable, we may seek authorization to recover additional costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery for all remediation costs, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $18.2 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Agriculture and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of December 31, 2024, the reserve for remediation costs at this site was approximately $7.2 million, and we estimate that approximately $2.1 million of this amount will be incurred through 2029. The SDPUC permits the recovery of these costs within rates.

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

In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments. The MDEQ approved the RIWP in March 2020 and field work was completed in 2022. We submitted a Remedial Investigation Report (RI Report) summarizing the work completed to MDEQ in March 2022 and are awaiting its review and comments as to any additional field work. We now expect the MDEQ review of the RI Report to be concluded in 2025, and any additional field work to commence following that.

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

EPA Rules - Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. Section 111(d) of the Clean Air Act (CAA) confers authority on EPA and the states to regulate emissions, including GHGs, from existing stationary sources. In April 2024, the EPA released final rules related to greenhouse gas (GHG) emission standards (GHG Rules) for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements (MATS Rules). In particular, the GHG Rules will (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam generating electric generating units (including coal, oil and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). The MATS Rules will strengthen emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively.

Previous efforts by the EPA were met with extensive litigation, and this time is no different. We, along with many other utilities, electric cooperatives, organizations, and states, have petitioned for judicial review of the GHG and MATS Rules with the U.S. Court of Appeals for the D.C. Circuit. The United States Supreme Court denied multiple stay requests related to the MATS and GHG Rules. The litigation on the merits continues for both the MATS and GHG Rules in the D.C. Circuit Court of Appeals, and decisions are expected in 2025. If the MATS Rule and GHG Rule are ultimately enforced, it would result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the MATS and GHG regulations that, in our view, disproportionately impact customers in our region.

These GHG and MATS Rules as well as future additional environmental requirements - federal or state - could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions or hazardous air pollutants may not be available within a timeframe consistent with the implementation of any such requirements.

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

The states of Montana, North Dakota and South Dakota have developed and submitted to the EPA, for its approval, their respective State Implementation Plans (SIP) for Regional Haze compliance. While these states, among others, did not meet the EPA’s July 31, 2021, submission deadline, they were all submitted in 2022. The Montana SIP as drafted and submitted to EPA does not call for additional controls for our interest in Colstrip Unit 4. The draft North Dakota SIP does not require any additional controls at the Coyote generating facility. Similarly, the draft South Dakota SIP does not require any additional controls at the Big Stone generating facility. Until these SIPs are finalized and approved by EPA, the potential remains that installation of additional emissions controls might be required at these facilities.

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

The litigation has a long prior history. In 2012, the United States Supreme Court issued a decision holding that the Montana Supreme Court erred in not considering a segment-by-segment approach to determine navigability and relying on present day recreational use of the rivers. It also held that what it referred to as the Great Falls Reach “at least from the head of the first waterfall to the foot of the last” was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion. Following the 2012 remand, the case laid dormant for four years until the State’s Complaint was filed with the State District Court. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). On August 1, 2018, the Federal District Court granted our and Talen’s motions to dismiss the State’s Complaint as it pertains to the navigability of the riverbeds associated with four of our hydroelectric facilities near Great Falls. A bench trial before the Federal District Court commenced January 4, 2022, and concluded on January 18, 2022, which addressed the issue of navigability concerning our other six facilities. On August 25, 2023, the Federal District Court issued its Findings of Fact, Conclusions of Law, and Order (the "Order"), which found all but one of the segments of the riverbeds in dispute not navigable, and thus not owned by the State of Montana. The one segment found navigable, and thus owned by the State, was the segment on which the Black Eagle development was located. The State filed a motion to pursue an interlocutory appeal of the Order, and on January 2, 2024, the Federal District Court certified the Order for appeal to the 9th Circuit Court of Appeals. The appeal was argued on January 15, 2025, and we await the court's disposition. Damages were bifurcated by agreement and will be tried separately for the Black Eagle segment, and any other segments found navigable, should the State prevail on appeal.

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

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State District Court, against the MDEQ and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the YCGS air quality construction permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the YCGS air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our appeal to the Montana Supreme Court. We recommenced YCGS construction in June 2023 and placed the plant in service in October 2024. On January 3, 2025, the Montana Supreme Court ordered that the YCGS air quality permit be reinstated. The Court remanded the matter back to MDEQ for supplemental analysis regarding lighting and greenhouse gas emissions in Montana. YCGS is commercially operable with the reinstated air quality permit.

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

Disaggregation of Revenue

The following tables disaggregate our revenue for the twelve months ended by major source and customer class (in millions):

December 31, 2024	Electric	Natural Gas	Total
Montana	398.8	110.2	509.0
South Dakota	70.0	26.9	96.9
Nebraska	—	21.2	21.2
Residential	468.8	158.3	627.1
Montana	409.0	59.9	468.9
South Dakota	111.8	18.1	129.9
Nebraska	—	11.4	11.4
Commercial	520.8	89.4	610.2
Industrial	46.6	1.0	47.6
Lighting, governmental, irrigation, and interdepartmental	32.8	1.4	34.2
Total Retail Revenues	1,069.0	250.1	1,319.1
Regulatory Amortization	24.9	19.0	43.9
Transmission	97.1	—	97.1
Wholesale and other	9.7	44.1	53.8
Total Revenues	$1,200.7	$313.2	$1,513.9

December 31, 2023	Electric	Natural Gas	Total
Montana	408.3	136.1	544.4
South Dakota	67.9	36.6	104.5
Nebraska	—	35.5	35.5
Residential	476.2	208.2	684.4
Montana	431.4	73.7	505.1
South Dakota	103.2	25.9	129.1
Nebraska	—	22.1	22.1
Commercial	534.6	121.7	656.3
Industrial	46.0	1.4	47.4
Lighting, governmental, irrigation, and interdepartmental	32.7	1.7	34.4
Total Retail Revenues	1,089.5	333.0	1,422.5
Regulatory Amortization	(105.6)	(25.0)	(130.6)
Transmission	78.4	—	78.4
Wholesale and other	6.5	45.3	51.8
Total Revenues(1)	$1,068.8	$353.3	$1,422.1

December 31, 2022	Electric	Natural Gas	Total
Montana	357.4	152.3	509.7
South Dakota	69.8	39.2	109.0
Nebraska	—	35.8	35.8
Residential	427.2	227.3	654.5
Montana	368.6	79.3	447.9
South Dakota	108.2	28.5	136.7
Nebraska	—	22.1	22.1
Commercial	476.8	129.9	606.7
Industrial	39.8	1.5	41.3
Lighting, governmental, irrigation, and interdepartmental	31.0	1.9	32.9
Total Retail Revenues	974.8	360.6	1,335.4
Regulatory Amortization	46.4	(28.1)	18.3
Transmission	77.8	—	77.8
Wholesale and other	7.6	38.7	46.3
Total Revenues(1)	$1,106.6	$371.2	$1,477.8
(1) Certain amounts in the prior period have been reclassified to conform with current period presentation. These reclassifications have no effect on the reported financial results.

(20) Segment and Related Information

Our reportable segments are engaged in the electric and gas utility businesses. Our Electric segment includes the aggregated operating segment results of the regulated electric utility operations of Montana and South Dakota. Our Gas segment includes the aggregated operating segment results of the regulated gas utility operations of Montana, South Dakota, and Nebraska.

Our CODM, who is our Chief Executive Officer, uses segment net income to evaluate if our operating segments are earning their authorized rate of return and in the annual budget and forecasting process. Our CODM uses segment net income to determine how to allocate capital resources between our operating segments and when to allocate the resources necessary to file for rate reviews. The accounting policies of the operating segments are the same as those described within Note 2 – Significant Accounting Policies. Segment asset and capital expenditure information is not provided for our reportable segments. As an integrated electric and gas utility, we operate significant assets that are not dedicated to a specific reportable segment.

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2024	Electric	Gas	Total
Operating revenues	$1,200,701	$313,197	$1,513,898
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	329,578	104,238	433,816
Operating, general, and administrative	270,145	92,211	362,356
Property and other taxes	126,470	37,386	163,856
Depreciation and depletion	189,987	37,648	227,635
Interest expense, net	(99,250)	(27,740)	(126,990)
Other income, net	18,082	5,803	23,885
Income tax (expense) benefit	(20,892)	7,963	(12,929)
Segment net income	$182,461	$27,740	$210,201
Reconciliation to consolidated net income
Other, net(1)			13,910
Consolidated net income			$224,111

December 31, 2023	Electric	Gas	Total
Operating revenues	$1,068,833	$353,310	$1,422,143
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	262,755	157,507	420,262
Operating, general, and administrative	249,549	87,153	336,702
Property and other taxes	120,289	34,323	154,612
Depreciation and depletion	174,071	36,403	210,474
Interest expense, net	(84,089)	(15,719)	(99,808)
Other income, net	11,580	3,344	14,924
Income tax (expense) benefit	(14,196)	4,627	(9,569)
Segment net income	$175,464	$30,176	$205,640
Reconciliation to consolidated net income
Other, net(1)			(11,509)
Consolidated net income			$194,131

December 31, 2022	Electric	Gas	Total
Operating revenues	$1,106,565	$371,272	$1,477,837
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	324,434	167,577	492,011
Operating, general, and administrative	250,203	84,631	334,834
Property and other taxes	149,781	42,734	192,515
Depreciation and depletion	162,404	32,616	195,020
Interest expense, net	(74,420)	(13,030)	(87,450)
Other income, net	12,491	6,399	18,890
Income tax benefit (expense)	798	(3,108)	(2,310)
Segment net income	$158,612	$33,975	$192,587
Reconciliation to consolidated net income
Other, net(1)			(9,579)
Consolidated net income			$183,008
(1) Consists of unallocated corporate costs and some limited unregulated activity within the energy industry.

(21) Fourth Quarter Financial Data (Unaudited)

Our fourth quarter financial information has not been audited, but, in management's opinion, includes all adjustments necessary for a fair presentation. Amounts presented are in thousands, except per share data:

	Three Months Ended December 31,
	2024	2023
Operating revenues	$373,466	$356,009
Operating income	91,696	103,163
Net income	$80,552	$83,142
Average common shares outstanding	61,315	61,244
Income per average common share:
Basic	$1.32	$1.37
Diluted	$1.31	$1.37

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWESTERN ENERGY GROUP

NORTHWESTERN ENERGY GROUP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in thousands)

	Year Ended December 31,
	2024	2023(1)
Operating Expenses:
Administrative and general	$1,134	$231
Total Operating Expenses	1,134	231
Operating Loss	1,134	231
Interest expense	(4,683)	—
Earnings from investments in subsidiaries, net of tax	207,650	83,142
Other income, net	212	230
Income before income taxes	202,045	83,141
Income tax benefit	22,066	—
Net Income	224,111	83,141
Other comprehensive income from subsidiaries, net of tax	952	365
Comprehensive Income	$225,063	$83,506
(1) NorthWestern Energy Group did not have operational activity until October 2, 2023. Refer to Note 1 - Basis of Presentation to the Condensed Financial Statements for further information.

See Notes to Condensed Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED BALANCE SHEET

(PARENT COMPANY ONLY)

(in thousands)

	As of December 31,
	2024	2023
ASSETS:
Current Assets:
Cash and cash equivalents	$726	$59
Accounts receivable	1,689	207
Total current assets	2,415	266
Investments in subsidiaries	2,996,648	2,784,924
Deferred tax assets	9,578	—
Other noncurrent assets	4,613	4,063
Total Assets	$3,013,254	$2,789,253
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Short-term borrowings	$100,000	$—
Accounts payable	2,742	—
Accrued expenses and other	21	—
Total current liabilities	102,763	—
Long-term debt	36,901	—
Deferred tax liabilities	3,083	—
Other noncurrent liabilities	12,807	3,939
Total Liabilities	155,554	3,939
Total Shareholders' Equity	2,857,700	2,785,314
Total Liabilities and Shareholders' Equity	$3,013,254	$2,789,253

See Notes to Condensed Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in thousands)

	Year Ended December 31,
	2024	2023(1)
OPERATING ACTIVITIES:
Net Income	$224,111	$83,141
Adjustments to reconcile net income to cash used in operations:
Equity in earnings from subsidiaries, net of tax	(207,650)	(83,142)
Cash dividends received from subsidiaries	91,183	39,042
Amortization of debt issuance costs	25	—
Stock-based compensation costs	50	—
Deferred income taxes	(18,588)	—
Changes in assets and liabilities
Accounts receivable	(1,483)	(207)
Accounts payable	684	—
Accrued expenses	(219)	—
Other noncurrent assets and liabilities	(2,272)	—
Cash Provided by Operating Activities	85,841	38,834
INVESTING ACTIVITIES:
Contributions to subsidiaries	(64,777)	—
Return of capital from subsidiaries	—	—
Cash Used in Investing Activities	(64,777)	—
FINANCING ACTIVITIES:
Dividends on common stock	(158,589)	(39,002)
Issuances of short-term borrowings	100,000	—
Line of credit borrowings, net	37,000	—
Treasury stock activity	1,192	351
Financing costs	—	(124)
Cash Used in Financing Activities	(20,397)	(38,775)
Net Increase in Cash and Cash Equivalents	667	59
Cash, Cash Equivalents and Restricted Cash, beginning of period	59	—
Cash and Cash Equivalents end of period	$726	$59
(1) NorthWestern Energy Group did not have operational activity until October 2, 2023. Refer to Note 1 - Basis of Presentation to the Condensed Financial Statements for further information.

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

There were $91.2 million and $39.0 million of cash dividends paid to NorthWestern Energy Group from wholly-owned subsidiaries for the year ending December 31, 2024, and December 31, 2023, respectively.

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

(2) Short-Term Borrowings and Credit Arrangements

For information concerning NorthWestern Energy Groups' short-term borrowings and credit arrangements, see Note 10 - Short-Term Borrowings and Credit Arrangements to the Consolidated Financial Statements of NorthWestern Energy Group included within this Form 10-K.