Form 10-Q
period 2025-03-31
NorthWestern Energy Group, Inc.
filed 2025-04-30
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,379,649 shares outstanding at April 25, 2025

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Electric	$335,483	$343,186
Gas	131,147	132,156
Total Revenues	466,630	475,342
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	138,197	174,721
Operating and maintenance	56,709	54,182
Administrative and general	41,357	40,445
Property and other taxes	43,240	47,171
Depreciation and depletion	62,400	56,743
Total Operating Expenses	341,903	373,262
Operating income	124,727	102,080
Interest expense, net	(36,511)	(30,979)
Other income, net	3,928	4,319
Income before income taxes	92,144	75,420
Income tax expense	(15,204)	(10,334)
Net Income	$76,940	$65,086

Average Common Shares Outstanding	61,339	61,266
Basic Earnings per Average Common Share	$1.25	$1.06
Diluted Earnings per Average Common Share	$1.25	$1.06
Dividends Declared per Common Share	$0.66	$0.65

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$76,940	$65,086
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	(1)
Reclassification of net losses on derivative instruments	113	113
Total Other Comprehensive Income	114	112
Comprehensive Income	$77,054	$65,198

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$56,025	$4,283
Restricted cash	24,041	24,734
Accounts receivable, net	187,489	187,764
Inventories	119,606	122,940
Regulatory assets	52,562	39,851
Prepaid expenses and other	33,104	38,614
Total current assets	472,827	418,186
Property, plant, and equipment, net	6,428,850	6,398,275
Goodwill	357,586	357,586
Regulatory assets	774,515	764,414
Other noncurrent assets	67,633	59,063
Total Assets	$8,101,411	$7,997,524
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,663	$3,596
Current portion of long-term debt	—	299,950
Short-term borrowings	—	100,000
Accounts payable	88,453	111,794
Accrued expenses and other	279,596	254,599
Regulatory liabilities	25,926	32,261
Total current liabilities	397,638	802,200
Long-term finance leases	932	1,865
Long-term debt	3,130,596	2,695,343
Deferred income taxes	695,297	663,430
Noncurrent regulatory liabilities	662,973	660,942
Other noncurrent liabilities	317,607	316,044
Total Liabilities	5,205,043	5,139,824
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,870,265 and 61,373,412 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	649	648
Treasury stock at cost	(97,935)	(97,394)
Paid-in capital	2,086,594	2,084,133
Retained earnings	913,650	877,017
Accumulated other comprehensive loss	(6,590)	(6,704)
Total Shareholders' Equity	2,896,368	2,857,700
Total Liabilities and Shareholders' Equity	$8,101,411	$7,997,524

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$76,940	$65,086
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	62,400	56,743
Amortization of debt issuance costs, discount and deferred hedge gain	990	1,186
Stock-based compensation costs	2,284	2,051
Equity portion of allowance for funds used during construction	(1,797)	(4,288)
Loss (gain) on disposition of assets	149	(1)
Impairment of alternative energy storage investment	—	4,659
Deferred income taxes	13,071	9,035
Changes in current assets and liabilities:
Accounts receivable	275	25,330
Inventories	3,335	10,695
Other current assets	5,510	501
Accounts payable	(14,992)	(9,391)
Accrued expenses and other	24,792	52,132
Regulatory assets	(12,711)	(31,161)
Regulatory liabilities	(6,335)	(14,665)
Other noncurrent assets and liabilities	(519)	(6,235)
Cash Provided by Operating Activities	153,392	161,677
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(92,124)	(108,754)
Investment in debt & equity securities	(4,584)	(242)
Cash Used in Investing Activities	(96,708)	(108,996)
FINANCING ACTIVITIES:
Dividends on common stock	(40,307)	(39,630)
Issuance of long-term debt	400,000	215,000
Repayments on long-term debt	—	(100,000)
Line of credit repayments, net	(362,000)	(132,000)
Other financing activities, net	(3,328)	(856)
Cash Used in Financing Activities	(5,635)	(57,486)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	51,049	(4,805)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	29,017	25,187
Cash, Cash Equivalents, and Restricted Cash, end of period	$80,066	$20,382
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Production tax credits(1)	(8,255)	—
Interest	32,768	18,128
Significant non-cash transactions:
Capital expenditures included in accounts payable	14,028	21,129
(1) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows.

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2023	64,762	3,513	$648	$(97,926)	$2,078,753	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	65,086	—	65,086
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	36	—	—	(272)	2,039	—	—	1,767
Issuance of shares	—	2	—	208	161	—	—	369
Dividends on common stock ($0.650 per share)	—	—	—	—	—	(39,630)	—	(39,630)
Balance at March 31, 2024	64,798	3,515	$648	$(97,990)	$2,080,953	$836,951	$(7,544)	$2,813,018

Balance at December 31, 2024	64,811	3,490	$648	$(97,394)	$2,084,133	$877,017	$(6,704)	$2,857,700

Net income	—	—	—	—	—	76,940	—	76,940
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1	1
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	59	—	1	(729)	2,272	—	—	1,544
Issuance of shares	—	7	—	188	189	—	—	377
Dividends on common stock ($0.660 per share)	—	—	—	—	—	(40,307)	—	(40,307)
Balance at March 31, 2025	64,870	3,497	649	(97,935)	2,086,594	913,650	(6,590)	2,896,368

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in the NorthWestern Energy Group's Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 809,000 customers in Montana, South Dakota, Nebraska and Yellowstone National Park, through its subsidiaries NorthWestern Corporation (NW Corp) and NorthWestern Energy Public Service Corporation (NWE Public Service). We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2025 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. We recommend that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$56,025	$4,283	$4,150	$9,164
Restricted cash	24,041	24,734	16,232	16,023
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$80,066	$29,017	$20,382	$25,187

(2) Regulatory Matters

Except as set forth below, the circumstances set forth in Note 3 - Regulatory Matters to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024 appropriately represent, in all material respects, the current status of our regulatory matters.

Montana Rate Review

In July 2024, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC). In November 2024, the MPSC partially approved our requested interim rates effective December 1, 2024, subject to refund. Subsequently, we modified our request through rebuttal testimony. In March 2025, we filed a natural gas settlement with certain parties and a motion for revised interim natural gas rates. In April 2025, we filed a partial electric settlement with certain other parties and a motion for revised interim electric rates. Both settlements and motions for revised interim rates are subject to approval by the MPSC.

The partial electric settlement includes, among other things, agreement on base revenue increases (excluding base revenues associated with Yellowstone County Generating Station (YCGS)), allocated cost of service, rate design, updates to the amount of revenues associated with property taxes (excluding property taxes associated with YCGS), regulatory policy issues related to requested changes in regulatory mechanisms, and agreement to support a separate motion for revised electric interim rates. The partial electric settlement provides for the deferral and annual recovery of incremental operating costs related to wildfire mitigation and insurance expenses through the Wildfire Mitigation Balancing Account.

The natural gas settlement includes, among other things, agreement on base revenues, allocated cost of service, rate design, updates to the amount of revenues associated with property taxes, and agreement to support a separate motion for revised natural gas interim rates.

The details of our rebuttal request are set forth below:

Requested Revenue Increase (Decrease) Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$153.8	27.9
Power Cost & Credit Mechanism (PCCAM)(1)	(94.5)	n/a
Property Tax (tracker base adjustment)(1)	(1.3)	0.1
Total Revenue Increase Requested through Rebuttal Testimony	$58.0	$28.0
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

The details of our interim rates granted are set forth below:

Interim Revenue Increase (Decrease) Granted (in millions)
	Electric	Natural Gas
Base Rates	$18.4	$17.4
PCCAM(1)	(88.0)	n/a
Property Tax (tracker base adjustment)(1)(2)	7.4	0.2
Total Interim Revenue Granted	$(62.2)	$17.6
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) Our requested interim property tax base increase went into effect on January 1, 2025, as part of our 2024 property tax tracker filing.

The details of our settlement agreement and requested revised interim rates are set forth below:

Requested Revenue Increase (Decrease) through Settlement Agreements and Revised Interim Filing (in millions)
	Electric	Natural Gas
Base Rates:
Base Rates (Settled)	$66.4	$18.0
Base Rates - YCGS (Non-settled)(1)(2)	43.9	n/a
Requested Base Rates for Revised Interim Filing	110.3	18.0

Pass-through items:
Property Tax (tracker base adjustment) (Settled)(3)	(5.2)	0.1
Property Tax (tracker base adjustment) - YCGS (Non-settled)(1)(3)	4.0	n/a
PCCAM (Non-settled)(1)(2)(3)	(94.5)	n/a
Requested Pass-Through Rates for Revised Interim Filing	(95.7)	0.1
Total Requested Revenue Increase through Revised Interim Filing	$14.6	$18.1
(1) These items were not included within the partial electric settlement and will be contested items that are expected to be determined in the MPSC's final order.
(2) Intervenor positions propose up to an $11.6 million reduction to the base rate revenue request and an additional $38.4 million decrease to the PCCAM base.
(3) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

Revised interim filing rates are requested to be effective May 1, 2025. If the revised interim rates are not approved, and a final order is not received by May 23, 2025, which is 270 days from acceptance of our filing, we intend to implement, as permitted by Montana statute, our rebuttal rates, which will be subject to refund, until a final order is received.

A hearing on the electric and natural gas rate review is scheduled to commence on June 9, 2025. Interim rates will remain in effect on a refundable basis until the MPSC issues a final order.

Nebraska Natural Gas Rate Review

In April 2025, we reached a settlement agreement with certain parties for a base rate annual revenue increase of $2.4 million. This settlement agreement is subject to approval by the Nebraska Public Service Commission (NPSC). Interim rates, which have reflected an annual revenue increase of $2.3 million, will remain in effect on a refundable basis until the NPSC issues a final order.

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

During the three months ended March 31, 2025 income tax expense was $15.2 million compared to $10.3 million for the same period in 2024. For the three months ended March 31, 2025, the effective tax rate was 16.5% compared to 13.7% for the same period in 2024. The higher effective tax rate was primarily due to higher plant depreciation flow through items and lower production tax credits, partly offset by higher flow through repairs deductions.

(4) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$1	$—	$1	$(1)	$—	$(1)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Other comprehensive income (loss)	$154	$(40)	$114	$152	$(40)	$112

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2025	December 31, 2024
Foreign currency translation	$1,434	$1,433
Derivative instruments designated as cash flow hedges	(8,808)	(8,921)
Postretirement medical plans	784	784
Accumulated other comprehensive loss	$(6,590)	$(6,704)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,921)	$784	$1,433	$(6,704)
Other comprehensive income before reclassifications		—	—	1	1
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	1	114
Ending balance		$(8,808)	$784	$1,434	$(6,590)

		Three Months Ended
		March 31, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(1)	112
Ending balance		$(9,260)	$280	$1,436	$(7,544)

(5) Financing Activities

On March 21, 2025, NW Corp issued and sold $400.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.07 percent maturing on March 21, 2030. These bonds were issued and sold to certain initial purchasers without being registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon exemptions therefrom in compliance with Rule 144A under the Securities Act, or under Regulation S under the Securities Act for sales to non-U.S. persons. Proceeds will be used to repay outstanding borrowings under our NW Corp revolving credit facility, repay maturing Montana First Mortgage Bonds, and for general utility purposes.

On April 2, 2025, NWE Public Service priced $100.0 million aggregate principal amount of South Dakota First Mortgage
Bonds at a fixed interest rate of 5.49 percent maturing on May 1, 2035. We expect to complete the issuance and sale of these bonds on May 1, 2025. A portion of the proceeds will be utilized to redeem all $64.0 million of NWE Public Service's 5.01 percent South Dakota First Mortgage Bonds due on May 1, 2025.

On April 11, 2025, we redeemed all $161.0 million of NW Corp's 5.01 percent Montana First Mortgage Bonds due May 1, 2025.

On April 11, 2025, we amended our existing NorthWestern Energy Group $100.0 million Term Loan Credit Agreement to extend the maturity date from April 11, 2025 to April 10, 2026.

As of March 31, 2025, we had $300.0 million of Montana and South Dakota First Mortgage Bonds and a $100.0 million Term Loan Credit Agreement maturing within the next twelve months. As evidenced by the financing activities discussed above, as we had the intent and ability to refinance these on a long-term basis we have excluded these balances from current liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2025.

(6) Segment Information

Our reportable segments are engaged in the electric and natural gas utility businesses.

Our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, uses segment net income to evaluate if our operating segments are earning their authorized rate of return and in the annual budget and forecasting process. Our CODM also uses segment net income to determine how to allocate capital resources between our operating segments and when to allocate the resources necessary to file for rate reviews. Segment asset and capital expenditure information is not provided for our reportable segments. As an integrated electric and gas utility, we operate significant assets that are not dedicated to a specific reportable segment.

Financial data for the reportable segments are as follows (in thousands):

Three Months Ended
March 31, 2025	Electric	Gas	Total
Operating revenues	$335,483	$131,147	$466,630
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	92,752	45,445	138,197
Operating, general, and administrative	72,479	25,170	97,649
Property and other taxes	33,286	9,795	43,081
Depreciation and depletion	52,488	9,912	62,400
Interest expense, net	(27,756)	(7,034)	(34,790)
Other income, net	2,490	1,091	3,581
Income tax expense	(9,872)	(4,427)	(14,299)
Segment net income	$49,340	$30,455	$79,795
Reconciliation to consolidated net income
Other, net(1)			$(2,855)
Consolidated net income			$76,940

Three Months Ended
March 31, 2024	Electric	Gas	Total
Operating revenues	$343,186	$132,156	$475,342
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	115,341	59,380	174,721
Operating, general, and administrative	68,218	23,929	92,147
Property and other taxes	36,300	10,869	47,169
Depreciation and depletion	47,304	9,439	56,743
Interest expense, net	(24,657)	(6,249)	(30,906)
Other income, net	5,461	1,054	6,515
Income tax expense	(7,283)	(3,173)	(10,456)
Segment net income	$49,544	$20,171	$69,715
Reconciliation to consolidated net income
Other, net(1)			$(4,629)
Consolidated net income			$65,086

(1) Consists of unallocated corporate costs and certain limited unregulated activity within the energy industry.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$115.0	$51.4	$166.4	$117.4	$48.6	$166.0
South Dakota	22.3	15.6	37.9	19.3	13.6	32.9
Nebraska	—	13.2	13.2	—	10.5	10.5
Residential	137.3	80.2	217.5	136.7	72.7	209.4
Montana	97.0	26.8	123.8	101.5	25.1	126.6
South Dakota	29.3	11.2	40.5	27.8	9.3	37.1
Nebraska	—	7.4	7.4	—	6.2	6.2
Commercial	126.3	45.4	171.7	129.3	40.6	169.9
Industrial	10.1	0.5	10.6	11.7	0.4	12.1
Lighting, governmental, irrigation, and interdepartmental	4.6	0.5	5.1	4.7	0.6	5.3
Total Retail Revenues	278.3	126.6	404.9	282.4	114.3	396.7
Regulatory Amortization	27.7	(9.4)	18.3	36.4	6.9	43.3
Transmission	26.6	—	26.6	22.4	—	22.4
Wholesale and other	2.9	13.9	16.8	2.0	10.9	12.9
Total Revenues(1)	$335.5	$131.1	$466.6	$343.2	$132.1	$475.3
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

	Three Months Ended
	March 31, 2025	March 31, 2024
Basic computation	61,339,498	61,265,967
Dilutive effect of:
Performance share awards(1)	86,603	43,652
Diluted computation	61,426,101	61,309,619
(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of March 31, 2025, there were 49,071 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 54,182 shares as of March 31, 2024.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,195	$1,418	$62	$80
Interest cost	6,045	5,733	127	147
Expected return on plan assets	(5,742)	(6,328)	(354)	(319)
Amortization of prior service credit	—	—	—	—
Recognized actuarial loss (gain)	—	11	(70)	(12)
Net periodic benefit cost (credit)	$1,498	$834	$(235)	$(104)

We contributed $2.0 million to our pension plans during the three months ended March 31, 2025. We expect to contribute an additional $8.0 million to our pension plans during the remainder of 2025.

(10) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION
Except as set forth below, the circumstances set forth in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024 appropriately represent, in all material respects, the current status of our environmental liabilities and regulation.

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

Previous efforts by the EPA were met with extensive litigation, and this time is no different. We, along with many other utilities, electric cooperatives, organizations, and states, have petitioned for judicial review of the GHG and MATS Rules with the U.S. Court of Appeals for the D.C. Circuit. The United States Supreme Court denied the multiple stay requests related to the MATS Rule and the GHG Rule. The litigation on the merits continues for both the MATS and GHG rules in the D.C. Circuit Court of Appeals, and the cases could be decided in 2025. On April 8, 2025, President Trump issued a proclamation, "Regulatory Relief for Certain Stationary Sources to Promote American Energy," exempting certain coal plants, including Colstrip Units 3 and 4, Big Stone Plant, and Coyote Plant, from compliance with the MATS Rule through July 8, 2029. If the MATS Rules and GHG Rules are fully implemented, it would result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the MATS and GHG regulations that, in our view, disproportionately impact customers in our region.

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

The litigation has a long prior history in state and federal court, including before the United States Supreme Court, as detailed in Note 18 - Commitments and Contingencies to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). On August 1, 2018, the Federal District Court granted our and Talen’s motions to dismiss the State’s Complaint as it pertains to the navigability of the riverbeds associated with four of our hydroelectric facilities near Great Falls. The Federal District Court held a bench trial from January 4 to January 18, 2022, which addressed the issue of navigability concerning our other six facilities. On August 25, 2023, the Federal District Court issued its Findings of Fact, Conclusions of Law, and Order (the "Order"), which found all but one of the segments of the riverbeds in dispute not navigable, and thus not owned by the State of Montana. The one segment found navigable, and thus owned by the State, was the segment on which the Black Eagle development was located. Upon the State's motion, the Federal District Court certified the Order for interlocutory appeal to the 9th Circuit Court of Appeals. After briefing and oral argument, the 9th Circuit affirmed the Federal District Court's Order in full on March 4, 2025.

Following the mandate and remand, the District Court will resume jurisdiction to determine damages for the Sun River to Black Eagle Falls Segment of the Missouri River. If the Federal District Court calculates damages as the State District Court did in 2008, we do not anticipate the resulting annual rent for the Black Eagle segment would have a material impact to our financial position or results of operations. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

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

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 809,000 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2025 and 2024.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2024 RESULTS

	Three Months Ended March 31, 2025 vs. 2024
	Income Before Income Taxes	Income Tax (Expense) Benefit(3)	Net Income
		(in millions)
First Quarter, 2024	$75.4	$(10.3)	$65.1
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Rates	16.5	(4.2)	12.3
Electric retail volumes	7.0	(1.8)	5.2
Natural gas retail volumes	4.3	(1.1)	3.2
Electric transmission revenue	4.2	(1.1)	3.1
Natural gas transportation	1.3	(0.3)	1.0
Production tax credits, offset within income tax benefit	0.8	(0.8)	—
Non-recoverable Montana electric supply costs	0.3	(0.1)	0.2
Montana property tax tracker collections	(2.5)	0.6	(1.9)
Other	(0.4)	0.1	(0.3)

Variance in expense items(2) impacting net income:
Depreciation	(5.7)	1.4	(4.3)
Interest expense	(5.5)	1.4	(4.1)
Operating, maintenance, and administrative	(1.7)	0.4	(1.3)
Property and other taxes not recoverable within trackers	0.2	(0.1)	0.1
Other	(2.1)	0.7	(1.4)
First Quarter, 2025	$92.1	$(15.2)	$76.9
Change in Net Income			$11.8
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended March 31, 2025 was $76.9 million as compared with $65.1 million for the same period in 2024. This increase was primarily due to rates, electric retail volumes, natural gas retail volumes, electric transmission revenues, and natural gas transportation revenues. These were offset in part by Montana property tax tracker collections, depreciation, interest expense, and operating, administrative and general costs.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2024 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Regulatory Update

Montana Rate Review - In July 2024, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC). In November 2024, the MPSC partially approved our requested interim rates effective December 1, 2024, subject to refund. Subsequently, we modified our request through rebuttal testimony. In March 2025, we filed a natural gas settlement with certain parties and a motion for revised interim natural gas rates. In April 2025, we filed a partial electric settlement with certain other parties and a motion for revised interim electric rates. Both settlements and motions for revised interim rates are subject to approval by the MPSC.

The partial electric settlement includes, among other things, agreement on base revenue increases (excluding base revenues associated with YCGS), allocated cost of service, rate design, updates to the amount of revenues associated with property taxes (excluding property taxes associated with YCGS), regulatory policy issues related to requested changes in regulatory mechanisms, and agreement to support a separate motion for revised electric interim rates. The partial electric settlement provides for the deferral and annual recovery of incremental operating costs related to wildfire mitigation and insurance expenses through the Wildfire Mitigation Balancing Account.

The natural gas settlement includes, among other things, agreement on base revenues, allocated cost of service, rate design, updates to the amount of revenues associated with property taxes, and agreement to support a separate motion for revised natural gas interim rates.

The details of our rebuttal request are set forth below:

Requested Revenue Increase (Decrease) Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$153.8	27.9
PCCAM(1)	(94.5)	n/a
Property Tax (tracker base adjustment)(1)	(1.3)	0.1
Total Revenue Increase Requested through Rebuttal Testimony	$58.0	$28.0
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

The details of our interim rates granted are set forth below:

Interim Revenue Increase (Decrease) Granted (in millions)
	Electric	Natural Gas
Base Rates	$18.4	$17.4
PCCAM(1)	(88.0)	n/a
Property Tax (tracker base adjustment)(1)(2)	7.4	0.2
Total Interim Revenue Granted	$(62.2)	$17.6
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) Our requested interim property tax base increase went into effect on January 1, 2025, as part of our 2024 property tax tracker filing.

The details of our settlement agreement and requested revised interim rates are set forth below:

Requested Revenue Increase (Decrease) through Settlement Agreements and Revised Interim Filing (in millions)
	Electric	Natural Gas
Base Rates:
Base Rates (Settled)	$66.4	$18.0
Base Rates - YCGS (Non-settled)(1)(2)	43.9	n/a
Requested Base Rates for Revised Interim Filing	110.3	18.0

Pass-through items:
Property Tax (tracker base adjustment) (Settled)(3)	(5.2)	0.1
Property Tax (tracker base adjustment) - YCGS (Non-settled)(1)(3)	4.0	n/a
PCCAM (Non-settled)(1)(2)(3)	(94.5)	n/a
Requested Pass-Through Rates for Revised Interim Filing	(95.7)	0.1
Total Requested Revenue Increase through Revised Interim Filing	$14.6	$18.1
(1) These items were not included within the partial electric settlement and will be contested items that are expected to be determined in the MPSC's final order.
(2) Intervenor positions propose up to an $11.6 million reduction to the base rate revenue request and an additional $38.4 million decrease to the PCCAM base.
(3) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

Revised interim filing rates are requested to be effective May 1, 2025. If the revised interim rates are not approved, and a final order is not received by May 23, 2025, which is 270 days from acceptance of our filing, we intend to implement, as permitted by Montana statute, our rebuttal rates, which will be subject to refund, until a final order is received.

A hearing on the electric and natural gas rate review is scheduled to commence on June 9, 2025. Interim rates will remain in effect on a refundable basis until the MPSC issues a final order.

Nebraska Natural Gas Rate Review - In April 2025, we reached a settlement agreement with certain parties for a base rate annual revenue increase of $2.4 million. This settlement agreement is subject to approval by the NPSC. Interim rates, which have reflected an annual revenue increase of $2.3 million, will remain in effect on a refundable basis until the NPSC issues a final order.

EPA Rules

In April 2024, the EPA released GHG Rules for existing coal-fired facilities and new coal and natural gas-fired facilities as well as MATS Rules. Compliance with the rules will require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively. On April 8, 2025, President Trump issued a proclamation, "Regulatory Relief for Certain Stationary Sources to Promote American Energy," exempting certain coal plants, including Colstrip Units 3 and 4, Big Stone Plant, and Coyote Plant, from compliance with the MATS Rule through July 8, 2029. See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding these rules.

Acquisition of Energy West Montana Assets

In July 2024, we entered into an Asset Purchase Agreement with Hope Utilities to acquire its Energy West natural gas utility distribution system and operations serving approximately 33,000 customers located near Great Falls, Cut Bank, and West Yellowstone, Montana for approximately $39.0 million, subject to certain working capital and other agreed upon closing adjustments. The transaction is subject to a number of customary closing conditions, including MPSC approval, and we expect the acquisition to be completed in the second or third quarter of 2025.

Regional Transmission Development Activities

In August 2024, the U.S. Department of Energy awarded a $700.0 million grant through the Grid Resilience and Innovation Partnership (GRIP) program to advance the North Plains Connector (NPC) Consortium project. The 415-mile, high-voltage direct-current transmission line is intended to connect Montana's Colstrip substation, of which we are the operator and a joint owner, to central North Dakota, bridging the eastern and western U.S. energy grids. The NPC Consortium includes potential upgrades to our jointly owned Colstrip Transmission System and $70.0 million of the award is earmarked for the Colstrip Transmission System Upgrade. The NPC project aims to enhance grid reliability, support renewable energy integration, and provide additional capacity across multiple states. We collaborated with Grid United, the Montana Department of Commerce, and other regional utilities on the successful GRIP grant application.

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

President Trump issued an Executive Order on January 20, 2025, "Unleashing American Energy," directing all federal executive agency heads to review all agency actions implicating energy reliability and affordability or potentially burdening the development of domestic energy resources. This Executive Order has delayed the disbursement of the funds granted by the U.S. Department of Energy for the NPC Consortium project.

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

Montana Wildfire Risk Mitigation

The Montana Legislature approved House Bill 490 in April 2025, with broad bipartisan support. The bill awaits the Governor's signature to become law. The legislation requires development, approval, and implementation of electric facilities providers' wildfire mitigation plans. Importantly, House Bill 490 helps address some preexisting liability risks facing electric facilities providers in Montana. It changes Montana law, recognizing utilities' obligation to provide a public service for customers that is different from typical businesses; circumscribes certain damages; and enacts liability protections related to wildfire and wildfire prevention efforts involving providers. More specifically, House Bill 490 precludes common law strict liability claims for damages related to wildfire and electric activities or wildfire mitigation activities; establishes a statutory standard of care, supplanting common law causes of action and other theories of recovery; and creates a rebuttable presumption that an electric facilities provider acted reasonably if it substantially followed an approved wildfire mitigation plan. The legislation also defines the availability of damages by allowing noneconomic personal injury damages only when there is bodily injury and punitive damages only when an injured party proves by clear and convincing evidence that an electric facilities provider's actions were grossly negligent or intentional.

Montana Large Load Customers

The MPSC requested information on our plan to serve potential large load customers and related resource adequacy issues. We responded in March 2025, outlining our policy and legal positions, emphasizing the importance of economic development for Montana and our commitment to serving our existing customers.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Consolidated net income for the three months ended March 31, 2025 was $76.9 million as compared with $65.1 million for the same period in 2024. This increase was primarily due to rates, electric retail volumes, natural gas retail volumes, electric transmission revenues, and natural gas transportation revenues. These were offset in part by Montana property tax tracker collections, depreciation, interest expense, and operating, administrative and general costs.

Consolidated gross margin for the three months ended March 31, 2025 was $166.2 million as compared with $142.5 million in 2024, an increase of $23.7 million, or 16.6 percent. This increase was primarily due to rates, electric retail volumes, natural gas retail volumes, electric transmission revenues, and natural gas transportation revenues. These were offset in part by Montana property tax tracker collections, depreciation, and operating and maintenance expenses.

	Electric		Natural Gas		Total
	2025	2024	2025	2024	2025	2024
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$335.5	$343.2	$131.1	$132.1	$466.6	$475.3
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	92.8	115.4	45.4	59.3	138.2	174.7
Less: Operating and maintenance	42.6	40.3	14.1	13.9	56.7	54.2
Less: Property and other taxes	33.3	36.3	9.8	10.9	43.1	47.2
Less: Depreciation and depletion	52.5	47.3	9.9	9.4	62.4	56.7
Gross Margin	114.3	103.9	51.9	38.6	166.2	142.5
Operating and maintenance	42.6	40.3	14.1	13.9	56.7	54.2
Property and other taxes	33.3	36.3	9.8	10.9	43.1	47.2
Depreciation and depletion	52.5	47.3	9.9	9.4	62.4	56.7
Utility Margin(1)	$242.7	$227.8	$85.7	$72.8	$328.4	$300.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$242.7	$227.8	$14.9	6.5%
Natural Gas	85.7	72.8	12.9	17.7
Total Utility Margin(1)	$328.4	$300.6	$27.8	9.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended March 31, 2025 was $328.4 million as compared with $300.6 million for the same period in 2024, an increase of $27.8 million, or 9.2 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$13.1
Electric retail volumes	7.0
Natural gas retail volumes	4.3
Transmission revenue due to market conditions and rates	4.2
Base rates	3.4
Montana natural gas transportation	1.3
Non-recoverable Montana electric supply costs	0.3
Montana property tax tracker collections	(2.5)
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	30.7
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(3.8)
Production tax credits, offset in income tax expense	0.8
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	(2.9)
Increase in Consolidated Utility Margin(1)	$27.8
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by favorable weather in all jurisdictions impacting residential demand, higher commercial demand, and customer growth in all jurisdictions, partly offset by lower industrial demand. Higher natural gas retail volumes were driven by favorable weather and customer growth in all jurisdictions.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended March 31, 2025, we under-collected supply costs of $24.3 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $2.7 million (10 percent of the PCCAM Base cost variance). For the three months ended March 31, 2024, we under-collected supply costs of $27.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $3.0 million.

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$56.7	$54.2	$2.5	4.6%
Administrative and general	41.4	40.4	1.0	2.5
Property and other taxes	43.2	47.2	(4.0)	(8.5)
Depreciation and depletion	62.4	56.7	5.7	10.1
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$203.7	$198.5	$5.2	2.6%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $203.7 million for the three months ended March 31, 2025, as compared with $198.5 million for the three months ended March 31, 2024. Primary components of the change include the following (in millions):

Operating Expenses
2025 vs. 2024
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$5.7
Electric generation maintenance	3.5
Insurance expense, primarily due to increased wildfire risk premiums	3.3
Labor and benefits(1)	1.1
Technology implementation and maintenance expenses	0.5
Uncollectible accounts	0.4
Litigation outcome (Pacific Northwest Solar)	(2.4)
Non-cash impairment of alternative energy storage investment	(2.2)
Property and other taxes not recoverable within trackers	(0.2)
Other	(2.5)
Change in Items Impacting Net Income	7.2

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	(3.8)
Deferred compensation, offset in other income	1.2
Pension and other postretirement benefits, offset in other income(1)	0.5
Operating and maintenance expenses recovered in trackers, offset in revenue	0.1
Change in Items Offset Within Net Income	(2.0)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$5.2
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

Consolidated operating income for the three months ended March 31, 2025 was $124.7 million as compared with $102.1 million in the same period of 2024. This increase was primarily due to rates, electric retail volumes, natural gas retail volumes, electric transmission revenues, and natural gas transportation revenues. These were offset in part by Montana property tax tracker collections, depreciation, operating, administrative and general costs.

Consolidated interest expense was $36.5 million for the three months ended March 31, 2025 as compared with $31.0 million for the same period of 2024. This increase was due to higher borrowings and interest rates and lower capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $3.9 million for the three months ended March 31, 2025 as compared with $4.3 million for the same period of 2024. This decrease was primarily due to lower capitalization of AFUDC and a prior year reversal of $2.3 million from a previously expensed Community Renewable Energy Project penalty due to a favorable legal ruling. This was partly offset by an increase of $2.5 million driven by a prior year non-cash impairment of an alternative energy storage equity investment and an increase in the value of deferred shares held in trust for deferred compensation.

Consolidated income tax expense was $15.2 million for the three months ended March 31, 2025 as compared to $10.3 million for the same period of 2024. Our effective tax rate for the three months ended March 31, 2025 was 16.5% as compared with 13.7% for the same period in 2024.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2025		2024
Income Before Income Taxes	$92.1		$75.4

Income tax calculated at federal statutory rate	19.4	21.0%	15.8	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.9	0.9	0.6	0.9
Flow-through repairs deductions	(8.0)	(8.7)	(6.1)	(8.2)
Production tax credits	(2.1)	(2.3)	(3.0)	(4.0)
Amortization of excess deferred income tax	(0.7)	(0.7)	(0.4)	(0.5)
Plant and depreciation flow-through items	5.3	5.8	3.1	4.1
Share-based compensation	0.0	0.0	0.3	0.4
Other, net	0.4	0.5	0.0	0.0
	(4.2)	(4.5)	(5.5)	(7.3)

Income tax expense	$15.2	16.5%	$10.3	13.7%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$114,977	$117,363	$(2,386)	(2.0)%	902	847	332,339	326,317
South Dakota	22,292	19,310	2,982	15.4	195	173	51,790	51,451
Residential	137,269	136,673	596	0.4	1,097	1,020	384,129	377,768
Montana	96,952	101,503	(4,551)	(4.5)	846	824	77,418	75,676
South Dakota	29,315	27,773	1,542	5.6	284	287	13,129	13,011
Commercial	126,267	129,276	(3,009)	(2.3)	1,130	1,111	90,547	88,687
Industrial	10,100	11,669	(1,569)	(13.4)	704	725	80	79
Other(1)	4,693	4,816	(123)	(2.6)	12	13	27,030	27,032
Total Retail Electric	$278,329	$282,434	$(4,105)	(1.5)%	2,943	2,869	501,786	493,566
Regulatory amortization	27,690	36,346	(8,656)	(23.8)
Transmission	26,555	22,387	4,168	18.6
Wholesale and Other	2,909	2,019	890	44.1
Total Revenues	$335,483	$343,186	$(7,703)	(2.2)%
Fuel, purchased supply and direct transmission expense(2)	92,752	115,341	(22,589)	(19.6)
Utility Margin(3)	$242,731	$227,845	$14,886	6.5%
(1) Included within this line is our lighting customer class, which we have historically counted each lighting district as one customer. We have retroactively modified our customer counts to now reflect each lighting service as a customer as that better aligns with the MWH usage of this customer class.
(2) Exclusive of depreciation and depletion.
(3) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	3,520	3,338	3,323	5% colder	6% colder
South Dakota	4,007	3,475	4,161	15% colder	4% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended March 31, 2025 and 2024 (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Retail volumes	$7.0
Interim Rates (subject to refund)	5.2
Transmission revenue due to market conditions and rates	4.2
Base rates	1.7
Non-recoverable Montana electric supply costs	0.3
Montana property tax tracker collections	(1.5)
Other	(0.1)
Change in Utility Margin Items Impacting Net Income	16.8

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(2.7)
Production tax credits, offset in income tax expense	0.8
Change in Utility Margin Items Offset Within Net Income	(1.9)
Increase in Utility Margin(1)	$14.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by favorable weather in all jurisdictions impacting residential demand, higher commercial demand, and customer growth in all jurisdictions, partly offset by lower industrial demand.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended March 31, 2025, we under-collected supply costs of $24.3 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $2.7 million (10 percent of the PCCAM Base cost variance). For the three months ended March 31, 2024, we under-collected supply costs of $27.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $3.0 million.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$51,418	$48,590	$2,828	5.8%	6,516	6,257	186,999	185,216
South Dakota	15,570	13,605	1,965	14.4	1,787	1,437	43,062	42,602
Nebraska	13,209	10,517	2,692	25.6	1,382	1,231	38,138	38,050
Residential	80,197	72,712	7,485	10.3	9,685	8,925	268,199	265,868
Montana	26,758	25,083	1,675	6.7	3,632	3,397	26,562	26,083
South Dakota	11,175	9,267	1,908	20.6	1,610	1,314	7,540	7,371
Nebraska	7,441	6,218	1,223	19.7	948	861	5,145	5,082
Commercial	45,374	40,568	4,806	11.8	6,190	5,572	39,247	38,536
Industrial	484	419	65	15.5	69	60	237	236
Other	591	575	16	2.8	94	89	207	195
Total Retail Gas	$126,646	$114,274	$12,372	10.8%	16,038	14,646	307,890	304,835
Regulatory amortization	(9,436)	6,926	(16,362)	(236.2)
Wholesale and other	13,937	10,956	2,981	27.2
Total Revenues	$131,147	$132,156	$(1,009)	(0.8)%
Fuel, purchased supply and direct transmission expense(1)	45,445	59,380	(13,935)	(23.5)
Utility Margin(2)	$85,702	$72,776	$12,926	17.8%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	3,497	3,380	3,361	3% colder	4% colder
South Dakota	4,007	3,475	4,161	15% colder	4% warmer
Nebraska	3,409	2,993	3,327	14% colder	2% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended March 31, 2025 and 2024:

Utility Margin 2025 vs. 2024
(in millions)
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$7.9
Retail volumes	4.3
Base rates	1.7
Montana natural gas transportation	1.3
Montana property tax tracker collections	(1.0)
Other	(0.3)
Change in Utility Margin Items Impacting Net Income	13.9

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(1.1)
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	(1.0)
Increase in Utility Margin(1)	$12.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by favorable weather and customer growth in all jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 16 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding these dividend restrictions. As of March 31, 2025, we are in compliance with these provisions.

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

As of March 31, 2025, our total net liquidity was approximately $630.0 million, including $56.0 million of cash and cash equivalents and $574.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$76.9	$65.1
Adjustments to reconcile net income to cash provided by operations	77.1	69.4
Changes in working capital	(0.1)	33.4
Other noncurrent assets and liabilities	(0.5)	(6.2)
Cash Provided by Operating Activities	153.4	161.7

Investing Activities
Property, plant and equipment additions	(92.1)	(108.8)
Investment in debt & equity securities	(4.6)	(0.2)
Cash Used in Investing Activities	(96.7)	(109.0)

Financing Activities
Issuance of long-term debt	400.0	215.0
Line of credit repayments, net	(362.0)	(132.0)
Repayments on long-term debt	—	(100.0)
Dividends on common stock	(40.3)	(39.6)
Other financing activities, net	(3.3)	(0.9)
Cash Used in Financing Activities	(5.6)	(57.5)

Increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	51.1	(4.8)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	29.0	25.2
Cash, Cash Equivalents, and Restricted Cash, end of period	$80.1	$20.4

Operating Activities

As of March 31, 2025, cash, cash equivalents, and restricted cash were $80.1 million as compared with $29.0 million as of December 31, 2024 and $20.4 million as of March 31, 2024. Cash provided by operating activities totaled $153.4 million for the three months ended March 31, 2025 as compared with $161.7 million during the three months ended March 31, 2024. The changes in cash flows from operating activities generally follow the results of operations, as discussed above in the consolidated results of operations for the three months ended March 31, 2025, and are affected by changes in working capital. The decrease in cash provided by operating activities is primarily due to lower collections of accounts receivable balances due to timing of colder weather and greater uses of cash in accrued expenses and other due to timing of interest payments on long-term debt. This was partly offset by a decrease in our net cash outflows for energy supply costs, as shown in the table below.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash outflows
2024	$7.8	$40.4	$(32.6)
2025	$5.9	$25.6	$(19.7)
Decrease in net cash outflows			$12.9

Investing Activities

Cash used in investing activities totaled $96.7 million during the three months ended March 31, 2025, as compared with $109.0 million during the three months ended March 31, 2024. Plant additions during the first three months of 2025 include maintenance additions of approximately $55.6 million and capacity related capital expenditures of $36.5 million. Plant additions during the first three months of 2024 included maintenance additions of approximately $49.2 million and capacity related capital expenditures of approximately $59.6 million.

Financing Activities

Cash used in financing activities totaled $5.6 million during the three months ended March 31, 2025, as compared with $57.5 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, cash used in financing activities reflects net repayments under our revolving lines of credit of $362.0 million and payment of dividends of $40.3 million, partly offset by proceeds from the issuance of debt of $400.0 million. During the three months ended March 31, 2024, cash used in financing activities reflects net repayments under our revolving lines of credit of $132.0 million, repayment of 1.00 percent, $100.0 million of Montana First Mortgage Bonds and payment of dividends of $39.6 million, partly offset by proceeds from the issuance of debt of $215.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of March 31, 2025, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Short-term Borrowings

For information on our recent short-term borrowings activity, see Note 5 - Financing Activities to the Condensed Consolidated Financial Statements included herein. For further information on our short-term borrowings, see Note 10 - Short-

Term Borrowings and Credit Arrangements in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

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

For further information on our credit facilities, see Note 10 - Short-Term Borrowings and Credit Arrangements in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025 and 2024, the outstanding balances of our credit facilities were $51.0 million and $186.0 million, respectively. As of April 25, 2025, the availability under our credit facilities was approximately $500.0 million, and there were no letters of credit outstanding.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 25, 2025, our current ratings with these agencies are as follows:

	Issuer Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
NorthWestern Energy Group
Fitch(1)	BBB	-	BBB	Stable
Moody’s	-	-	-	-
S&P	BBB	-	-	Stable
NW Corp
Fitch(1)	BBB	A-	BBB+	Stable
Moody’s	Baa2	A3	Baa2	Stable
S&P(2)	BBB	A-	-	Stable
NWE Public Service
Fitch(1)	BBB	A-	BBB+	Stable
Moody’s	Baa2	A3	-	Stable
S&P	BBB	A-	-	Stable
(1) This Fitch Issuer Rating represents the Issuer Default Rating.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2025.

	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Long-term debt(1)	$3,045,660	$300,000	$105,000	$—	$230,660	$33,000	$2,377,000
Finance leases	4,595	3,663	932	—	—	—	—
Term Loan Credit Agreement	100,000	—	100,000	—	—	—	—
Estimated pension and other postretirement obligations(2)	48,010	9,010	9,750	9,750	9,750	9,750	N/A
Qualifying facilities liability(3)	213,862	45,270	55,393	56,665	42,400	14,134	—
Supply and capacity contracts(4)	4,126,046	281,017	367,544	348,961	347,127	348,152	2,433,245
Contractual interest payments on debt(5)	1,579,612	102,786	125,299	120,460	120,929	109,651	1,000,487
Commitments for significant capital projects(6)	75,108	56,839	18,269	—	—	—	—
Total Commitments(7)	$9,192,893	$798,585	$782,187	$535,836	$750,866	$514,687	$5,810,732
_________________________
(1)Represents cash payments for long-term debt and excludes $15.1 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $118 to $130 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $213.9 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $192.6 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 5.67 percent on the outstanding balance through maturity of the facilities.
(6)Represents significant firm purchase commitments for construction of planned capital projects.
(7)The table above excludes potential tax payments related to uncertain tax benefits as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation and asset retirement obligations as the amount and timing of cash payments may be uncertain.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. We have established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1A.  RISK FACTORS

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2024 for disclosure of the risk factors that could have a significant impact on our business, financial condition, results of operations or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not changed materially since such disclosure.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Forty-sixth Supplemental Indenture, dated as of March 1, 2025, between NorthWestern Corporation and The Bank of New York Mellon and Dimple Gandhi, as trustees. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 27, 2025, Commission File No. 000-56598).

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

NorthWestern Energy Group, Inc.
Date:	April 30, 2025	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer