Form 10-Q
period 2025-06-30
NorthWestern Energy Group, Inc.
filed 2025-07-31
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,393,380 shares outstanding at July 25, 2025

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Electric	$279,468	$260,134	$614,951	$603,320
Gas	63,245	59,795	194,392	191,951
Total Revenues	342,713	319,929	809,343	795,271
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	75,271	76,480	213,468	251,201
Operating and maintenance	62,336	57,367	119,045	111,549
Administrative and general	33,773	31,281	75,130	71,726
Property and other taxes	48,168	36,256	91,408	83,427
Depreciation and depletion	62,379	56,933	124,779	113,676
Total Operating Expenses	281,927	258,317	623,830	631,579
Operating income	60,786	61,612	185,513	163,692
Interest expense, net	(36,254)	(31,875)	(72,765)	(62,854)
Other income, net	78	6,160	4,006	10,479
Income before income taxes	24,610	35,897	116,754	111,317
Income tax expense	(3,382)	(4,243)	(18,586)	(14,577)
Net Income	$21,228	$31,654	$98,168	$96,740

Average Common Shares Outstanding	61,381	61,289	61,360	61,277
Basic Earnings per Average Common Share	$0.35	$0.52	$1.60	$1.58
Diluted Earnings per Average Common Share	$0.35	$0.52	$1.60	$1.58
Dividends Declared per Common Share	$0.66	$0.65	$1.32	$1.30

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$21,228	$31,654	$98,168	$96,740
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4	(1)	5	(2)
Reclassification of net losses on derivative instruments	113	113	226	226
Total Other Comprehensive Income	117	112	231	224
Comprehensive Income	$21,345	$31,766	$98,399	$96,964

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,936	$4,283
Restricted cash	23,612	24,734
Accounts receivable, net	154,923	187,764
Inventories	125,398	122,940
Regulatory assets	67,504	39,851
Prepaid expenses and other	28,707	38,614
Total current assets	403,080	418,186
Property, plant, and equipment, net	6,531,509	6,398,275
Goodwill	357,586	357,586
Regulatory assets	778,974	764,414
Other noncurrent assets	64,818	59,063
Total Assets	$8,135,967	$7,997,524
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,731	$3,596
Current portion of long-term debt	59,964	299,950
Short-term borrowings	100,000	100,000
Accounts payable	93,744	111,794
Accrued expenses and other	251,932	254,599
Regulatory liabilities	28,061	32,261
Total current liabilities	537,432	802,200
Long-term finance leases	0	1,865
Long-term debt	3,029,611	2,695,343
Deferred income taxes	702,905	663,430
Noncurrent regulatory liabilities	674,431	660,942
Other noncurrent liabilities	311,912	316,044
Total Liabilities	5,256,291	5,139,824
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,875,751 and 61,387,122 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	649	648
Treasury stock at cost	(97,705)	(97,394)
Paid-in capital	2,088,674	2,084,133
Retained earnings	894,531	877,017
Accumulated other comprehensive loss	(6,473)	(6,704)
Total Shareholders' Equity	2,879,676	2,857,700
Total Liabilities and Shareholders' Equity	$8,135,967	$7,997,524

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$98,168	$96,740
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	124,779	113,676
Amortization of debt issuance costs, discount and deferred hedge gain	2,343	2,337
Stock-based compensation costs	4,168	3,797
Equity portion of allowance for funds used during construction	(4,066)	(9,397)
Loss on disposition of assets	151	21
Impairment of alternative energy storage investment	—	4,659
Deferred income taxes	16,746	12,953
Changes in current assets and liabilities:
Accounts receivable	32,841	62,757
Inventories	(2,458)	(417)
Other current assets	9,907	(1,130)
Accounts payable	(27,688)	(20,693)
Accrued expenses and other	(2,861)	(2,157)
Regulatory assets	(27,653)	(12,398)
Regulatory liabilities	(4,200)	(24,939)
Other noncurrent assets and liabilities	(8,576)	(1,866)
Cash Provided by Operating Activities	211,601	223,943
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(220,978)	(247,361)
Investment in debt & equity securities	(5,778)	(917)
Cash Used in Investing Activities	(226,756)	(248,278)
FINANCING ACTIVITIES:
Dividends on common stock	(80,654)	(79,275)
Issuance of long-term debt	500,000	215,000
Issuance of short-term borrowings	—	100,000
Repayments on long-term debt	(300,000)	(100,000)
Line of credit repayments, net	(103,000)	(105,000)
Other financing activities, net	(3,660)	(539)
Cash Provided by Financing Activities	12,686	30,186
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(2,469)	5,851
Cash, Cash Equivalents, and Restricted Cash, beginning of period	29,017	25,187
Cash, Cash Equivalents, and Restricted Cash, end of period	$26,548	$31,038
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Production tax credits(1)	(8,255)	—
Interest	67,166	59,995
Significant non-cash transactions:
Capital expenditures included in accounts payable	32,015	27,144
(1) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows.

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2024	64,798	3,515	$648	$(97,990)	$2,080,953	$836,951	$(7,544)	$2,813,018

Net income	—	—	—	—	—	31,654	—	31,654
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	5	—	—	—	1,732	—	—	1,732
Issuance of shares	—	(11)	—	214	172	—	—	386
Dividends on common stock ($0.650 per share)	—	—	—	—	—	(39,645)	—	(39,645)
Balance at June 30, 2024	64,803	3,504	$648	$(97,776)	$2,082,857	$828,960	$(7,432)	$2,807,257

Balance at March 31, 2025	64,870	3,497	$649	$(97,935)	$2,086,594	$913,650	$(6,590)	$2,896,368

Net income	—	—	—	—	—	21,228	—	21,228
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	4	4
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	6	—	—	—	1,870	—	—	1,870
Issuance of shares	—	(8)	—	230	210	—	—	440
Dividends on common stock ($0.660 per share)	—	—	—	—	—	(40,347)	—	(40,347)
Balance at June 30, 2025	64,876	3,489	649	(97,705)	2,088,674	894,531	(6,473)	2,879,676

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2023	64,762	3,513	$648	$(97,926)	$2,078,753	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	96,740	—	96,740
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Stock-based compensation	41	—	—	(272)	3,771	—	—	3,499
Issuance of shares	—	(9)	—	422	333	—	—	755
Dividends on common stock ($1.300 per share)	—	—	—	—	—	(79,275)	—	(79,275)
Balance at June 30, 2024	64,803	3,504	$648	$(97,776)	$2,082,857	$828,960	$(7,432)	$2,807,257

Balance at December 31, 2024	64,811	3,490	$648	$(97,394)	$2,084,133	$877,017	$(6,704)	$2,857,700

Net income	—	—	—	—	—	98,168	—	98,168
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5	5
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Stock-based compensation	65	—	1	(729)	4,142	—	—	3,414
Issuance of shares	—	(1)	—	418	399	—	—	817
Dividends on common stock ($1.320 per share)	—	—	—	—	—	(80,654)	—	(80,654)
Balance at June 30, 2025	64,876	3,489	649	(97,705)	2,088,674	894,531	(6,473)	2,879,676

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in the NorthWestern Energy Group's Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 842,100 customers in Montana, South Dakota, Nebraska and Yellowstone National Park, through its subsidiaries NorthWestern Corporation (NW Corp) and NorthWestern Energy Public Service Corporation (NWE Public Service). We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2025 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$2,936	$4,283	$6,398	$9,164
Restricted cash	23,612	24,734	24,640	16,023
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$26,548	$29,017	$31,038	$25,187
Goodwill

We completed our annual goodwill impairment test as of April 1, 2025, and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

(2) Acquisition

In July 2024, NW Corp entered into an Asset Purchase Agreement with Hope Utilities to acquire its Energy West natural gas distribution system and operations serving approximately 33,000 customers located in Great Falls, Cut Bank, and West Yellowstone, Montana. In May 2025, the Montana Public Service Commission (MPSC) approved this acquisition and on July 1, 2025, NW Corp completed this acquisition for approximately $36.5 million in cash, which is subject to certain post-closing working capital adjustments. Determination of the final purchase price and allocation to the acquired assets and assumed liabilities are expected to be completed in the second half of 2025. Upon the completion of the acquisition, NW Corp transferred the utility operations to its two wholly-owned subsidiaries, NorthWestern Great Falls Gas LLC and NorthWestern Cut Bank Gas LLC.

(3) Regulatory Matters

Montana Rate Review

In July 2024, we filed a Montana electric and natural gas rate review with the MPSC. In November 2024, the MPSC partially approved our requested interim rates effective December 1, 2024, subject to refund. Subsequently, we modified our request through rebuttal testimony. In March 2025, we filed a natural gas settlement with certain parties. In April 2025, we filed a partial electric settlement with certain other parties. Both settlements are subject to approval by the MPSC.

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

The details of our filing request, as adjusted in rebuttal testimony, are set forth below:

Requested Revenue Increase (Decrease) Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$153.8	27.9
Power Cost & Credit Adjustment Mechanism (PCCAM)(1)	(94.5)	n/a
Property Tax (tracker base adjustment)(1)	(1.3)	0.1
Total Revenue Increase Requested through Rebuttal Testimony	$58.0	$28.0
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

The details of our interim rates granted are set forth below:

Interim Revenue Increase (Decrease) Granted (in millions)
	Electric(1)	Natural Gas(2)
Base Rates	$18.4	$17.4
PCCAM(3)	(88.0)	n/a
Property Tax (tracker base adjustment)(3)(4)	7.4	0.2
Total Interim Revenue Granted	$(62.2)	$17.6
(1) These electric interim rates were effective December 1, 2024, through May 22, 2025. See further discussion on revised electric interim rates below.
(2) These natural gas interim rates were effective December 1, 2024, and are expected to remain in effect until the MPSC final order rates are effective.
(3) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(4) Our requested interim property tax base increase went into effect on January 1, 2025, as part of our 2024 property tax tracker filing.

The details of our settlement agreement are set forth below:

Requested Revenue Increase (Decrease) through Settlement Agreements (in millions)
	Electric(1)	Natural Gas
Base Rates:
Base Rates (Settled)	$66.4	$18.0
Base Rates - YCGS (Non-settled)(2)(3)	43.9	n/a
Requested Base Rates	110.3	18.0

Pass-through items:
Property Tax (tracker base adjustment) (Settled)(4)	(5.2)	0.1
Property Tax (tracker base adjustment) - YCGS (Non-settled)(2)(4)	4.0	n/a
PCCAM (Non-settled)(2)(3)(4)	(94.5)	n/a
Requested Pass-Through Rates	(95.7)	0.1
Total Requested Revenue Increase	$14.6	$18.1
(1) We implemented these electric rates on July 2, 2025, on an interim basis, subject to refund.
(2) These items were not included within the partial electric settlement and will be contested items that are expected to be determined in the MPSC's final order.
(3) Intervenor positions on YCGS propose up to an $11.6 million reduction to the base rate revenue request and an additional $38.4 million decrease to the PCCAM base.
(4) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

On May 23, 2025, as permitted by Montana statute, we implemented our initially requested electric rates, reflecting a base rate revenue increase of $156.5 million, on an interim basis, subject to refund with interest. Within our June 30, 2025 financial statements, we have deferred base rate revenues collected between May 23, 2025, and June 30, 2025, down to our requested revised electric interim rates of $110.3 million as shown within the above table. As of June 30, 2025, we have deferred approximately $3.5 million of base rate revenues collected. On June 20, 2025, we submitted the revised electric interim rates as shown within the above table to the MPSC for approval. The MPSC subsequently approved this request and the revised rates were implemented on July 2, 2025.

As discussed above, if the MPSC chooses to accept the intervenors positions on the remaining contested issues or does not accept the Settlement Agreements in its final order, losses related to excess interim revenues collected will be incurred. Additionally, any difference between interim and final approved rates will be refunded to customers with interest. However, if final approved rates are higher than interim rates, we will not recover the difference.

A hearing on the electric and natural gas rate review was held in June 2025, and final briefs are due in August 2025. Interim rates will remain in effect on a refundable basis, with interest, until the MPSC issues a final order.

Nebraska Natural Gas Rate Review

In June 2024, we filed a natural gas rate review with the Nebraska Public Service Commission (NPSC). Interim rates, which increased base natural gas rates $2.3 million, were implemented on October 1, 2024. In April 2025, we reached a settlement agreement with certain parties for a base rate annual revenue increase of $2.4 million. In June 2025, the NPSC approved this settlement agreement and final rates were implemented on July 1, 2025.

(4) Income Taxes

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law, which includes significant changes to the U.S. tax code and related laws. Key provisions of the OBBB include modifications and extensions to certain provisions of the Tax Cuts and Jobs Act of 2017, changes to interest expense limitations, and updates to energy-related tax incentives. We have evaluated the potential impact of the OBBB to our financial statements and determined that the impact is not material.

During the three months ended June 30, 2025 income tax expense was $3.4 million compared to $4.2 million for the same period in 2024. For the three months ended June 30, 2025, the effective tax rate was 13.7% compared to 11.8% for the same period in 2024. The higher effective tax rate was primarily due to higher plant depreciation flow through items and lower production tax credits, partly offset by higher flow through repairs deductions.

During the six months ended June 30, 2025 income tax expense was $18.6 million compared to $14.6 million for the same period in 2024. For the six months ended June 30, 2025, the effective tax rate was 15.9% compared to 13.1% for the same period in 2024. The higher effective tax rate was primarily due to higher plant depreciation flow through items and lower production tax credits, partly offset by higher flow through repairs deductions.

(5) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2025			June 30, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$4	$—	$4	$(1)	$—	$(1)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Other comprehensive income (loss)	$157	$(40)	$117	$152	$(40)	$112

	Six Months Ended
	June 30, 2025			June 30, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$5	$—	$5	$(2)	$—	$(2)
Reclassification of net income on derivative instruments	306	(80)	226	306	(80)	226
Other comprehensive income (loss)	$311	$(80)	$231	$304	$(80)	$224

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2025	December 31, 2024
Foreign currency translation	$1,438	$1,433
Derivative instruments designated as cash flow hedges	(8,695)	(8,921)
Postretirement medical plans	784	784
Accumulated other comprehensive loss	$(6,473)	$(6,704)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,808)	$784	$1,434	$(6,590)
Other comprehensive income before reclassifications		—	—	4	4
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	4	117
Ending balance		$(8,695)	$784	$1,438	$(6,473)

		Three Months Ended
		June 30, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,260)	$280	$1,436	$(7,544)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(1)	112
Ending balance		$(9,147)	$280	$1,435	$(7,432)

		Six Months Ended
		June 30, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Defined Benefit Pension Plan and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,921)	$784	$1,433	$(6,704)
Other comprehensive loss before reclassifications		—	—	5	5
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income		226	—	5	231
Ending balance		$(8,695)	$784	$1,438	$(6,473)

		Six Months Ended
		June 30, 2024
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income (loss)		226	—	(2)	224
Ending balance		$(9,147)	$280	$1,435	$(7,432)

(6) Financing Activities

On March 21, 2025, NW Corp issued and sold $400.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.07 percent maturing on March 21, 2030. These bonds were issued and sold to certain initial purchasers without being registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon exemptions therefrom in compliance with Rule 144A under the Securities Act, or under Regulation S under the Securities Act for sales to non-U.S. persons. Proceeds were utilized to redeem NW Corp's $161.0 million of 5.01 percent Montana First Mortgage Bonds due May 1, 2025 and $75.0 million of 3.11 percent Montana First Mortgage Bonds due July 1, 2025, to repay outstanding borrowings under our NW Corp revolving credit facility, and for general utility purposes.

On April 11, 2025, we amended our existing NorthWestern Energy Group $100.0 million Term Loan Credit Agreement to extend the maturity date from April 11, 2025 to April 10, 2026.

On May 1, 2025, NWE Public Service issued and sold $100.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.49 percent maturing on May 1, 2035. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were utilized to repay at maturity $64.0 million of NWE Public Service's 5.01 percent South Dakota First Mortgage Bonds due on May 1, 2025 and for other general utility purposes.

(7) Segment Information

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

Financial data for the reportable segments are as follows (in thousands):

Three Months Ended
June 30, 2025	Electric	Gas	Total
Operating revenues	$279,468	$63,245	$342,713
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	59,603	15,668	75,271
Operating, general, and administrative	73,615	22,773	96,388
Property and other taxes	37,318	10,850	48,168
Depreciation and depletion	52,387	9,992	62,379
Interest expense, net	(27,562)	(7,297)	(34,859)
Other income, net	121	456	577
Income tax (expense) benefit	(4,230)	201	(4,029)
Segment net income	$24,874	$(2,678)	$22,196
Reconciliation to consolidated net income
Other, net(1)			(968)
Consolidated net income			$21,228

Three Months Ended
June 30, 2024	Electric	Gas	Total
Operating revenues	$260,134	$59,795	$319,929
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	60,887	15,593	76,480
Operating, general, and administrative	66,761	21,721	88,482
Property and other taxes	28,006	8,251	36,257
Depreciation and depletion	47,546	9,387	56,933
Interest expense, net	(23,298)	(7,147)	(30,445)
Other income, net	4,031	927	4,958
Income tax (expense) benefit	(3,891)	304	(3,587)
Segment net income	$33,776	$(1,073)	$32,703
Reconciliation to consolidated net income
Other, net(1)			(1,049)
Consolidated net income			$31,654

Six Months Ended
June 30, 2025	Electric	Gas	Total
Operating revenues	$614,951	$194,392	$809,343
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	152,355	61,113	213,468
Operating, general, and administrative	146,094	47,943	194,037
Property and other taxes	70,604	20,645	91,249
Depreciation and depletion	104,875	19,904	124,779
Interest expense, net	(55,318)	(14,331)	(69,649)
Other income, net	2,611	1,547	4,158
Income tax expense	(14,102)	(4,226)	(18,328)
Segment net income	$74,214	$27,777	$101,991
Reconciliation to consolidated net income
Other, net(1)			(3,823)
Consolidated net income			$98,168

Six Months Ended
June 30, 2024	Electric	Gas	Total
Operating revenues	$603,320	$191,951	$795,271
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	176,228	74,973	251,201
Operating, general, and administrative	134,979	45,650	180,629
Property and other taxes	64,306	19,120	83,426
Depreciation and depletion	94,850	18,826	113,676
Interest expense, net	(47,955)	(13,396)	(61,351)
Other income, net	9,492	1,981	11,473
Income tax expense	(11,174)	(2,869)	(14,043)
Segment net income	$83,320	$19,098	$102,418
Reconciliation to consolidated net income
Other, net(1)			(5,678)
Consolidated net income			$96,740

(1) Consists of unallocated corporate costs and certain limited unregulated activity within the energy industry.

(8)  Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2025			June 30, 2024
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$81.8	$18.0	$99.8	$86.0	$18.9	$104.9
South Dakota	16.2	5.6	21.8	15.4	5.9	21.3
Nebraska	—	4.5	4.5	—	3.8	3.8
Residential	98.0	28.1	126.1	101.4	28.6	130.0
Montana	93.9	10.4	104.3	99.7	10.7	110.4
South Dakota	27.8	3.9	31.7	26.3	3.7	30.0
Nebraska	—	2.4	2.4	—	2.0	2.0
Commercial	121.7	16.7	138.4	126.0	16.4	142.4
Industrial	9.9	0.1	10.0	11.3	0.2	11.5
Lighting, governmental, irrigation, and interdepartmental	9.4	0.3	9.7	8.6	0.3	8.9
Total Retail Revenues	239.0	45.2	284.2	247.3	45.5	292.8
Regulatory Amortization	10.3	5.2	15.5	(10.9)	3.7	(7.2)
Transmission	28.1	—	28.1	22.4	—	22.4
Transportation, wholesale and other	2.1	12.8	14.9	1.3	10.6	11.9
Total Revenues(1)	$279.5	$63.2	$342.7	$260.1	$59.8	$319.9

	Six Months Ended
	June 30, 2025			June 30, 2024
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$196.8	$69.4	$266.2	$203.4	$67.5	$270.9
South Dakota	38.5	21.2	59.7	34.7	19.5	54.2
Nebraska	—	17.7	17.7	—	14.3	14.3
Residential	235.3	108.3	343.6	238.1	101.3	339.4
Montana	190.9	37.2	228.1	201.2	35.8	237.0
South Dakota	57.1	15.1	72.2	54.1	13.0	67.1
Nebraska	—	9.8	9.8	—	8.2	8.2
Commercial	248.0	62.1	310.1	255.3	57.0	312.3
Industrial	20.0	0.6	20.6	23.0	0.6	23.6
Lighting, governmental, irrigation, and interdepartmental	14.0	0.8	14.8	13.3	0.9	14.2
Total Retail Revenues	517.3	171.8	689.1	529.7	159.8	689.5
Regulatory Amortization	38.0	(4.2)	33.8	25.5	10.6	36.1
Transmission	54.7	—	54.7	44.8	—	44.8
Transportation, wholesale and other	5.0	26.7	31.7	3.3	21.6	24.9
Total Revenues(1)	$615.0	$194.3	$809.3	$603.3	$192.0	$795.3

(1) Certain amounts in the prior period have been reclassified to conform with current period presentation. These reclassifications have no effect on the reported financial results.

(9) Earnings Per Share

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

	Three Months Ended
	June 30, 2025	June 30, 2024
Basic computation	61,380,777	61,288,870
Dilutive effect of:
Performance share awards(1)	103,169	68,478
Diluted computation	61,483,946	61,357,348
(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

	Six Months Ended
	June 30, 2025	June 30, 2024
Basic computation	61,360,252	61,277,418
Dilutive effect of:
Performance share awards(1)	95,733	56,065
Diluted computation	61,455,985	61,333,483

As of June 30, 2025, there were 68,107 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 35,933 shares as of June 30, 2024.

(10) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,167	$1,378	$66	$74
Interest cost	6,104	5,739	129	132
Expected return on plan assets	(5,734)	(6,335)	(355)	(321)
Amortization of prior service credit	—	—	—	—
Recognized actuarial loss (gain)	—	6	(68)	(25)
Net periodic benefit cost (credit)	$1,537	$788	$(228)	$(140)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,362	$2,796	$128	$154
Interest cost	12,149	11,472	256	279
Expected return on plan assets	(11,476)	(12,663)	(709)	(640)
Amortization of prior service credit	—	—	—	—
Recognized actuarial loss (gain)	—	17	(138)	(37)
Net periodic benefit cost (credit)	$3,035	$1,622	$(463)	$(244)

We contributed $4.2 million to our pension plans during the six months ended June 30, 2025. We expect to contribute an additional $5.8 million to our pension plans during the remainder of 2025.

(11) Commitments and Contingencies

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

Environmental Protection Agency (EPA) Rules

On April 25, 2024, the EPA released final rules related to greenhouse gas (GHG) emission standards (GHG Rules) for existing coal-fired facilities and new coal and natural gas-fired facilities as well as final rules strengthening the MATS requirements (MATS Rules). Compliance with the rules would require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively.

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

On April 8, 2025, President Trump issued a proclamation, "Regulatory Relief for Certain Stationary Sources to Promote American Energy," exempting certain coal plants, including Colstrip Units 3 and 4, Big Stone Plant, and Coyote Plant, from compliance with the MATS Rule through July 8, 2029. If the MATS Rules and GHG Rules are fully implemented, it would result in additional material compliance costs for us. On June 11, 2025, the EPA issued a Notice of Proposed Rulemaking containing two proposals to reform GHG regulations. If either the lead or alternative proposal is adopted, our additional material compliance costs would be eliminated. A virtual public hearing on this Notice of Proposed Rulemaking was held on July 8, 2025, and final comments to this rulemaking are due back by August 7, 2025. On June 11, 2025, the EPA also issued a Notice of Proposed Rulemaking to rescind the 2024 MATS Rule, which if enacted, would restore the original 2012 MATS standards. A virtual public hearing on this Notice of Proposed Rulemaking was held on July 10, 2025, and final comments are due by August 11, 2025. There is no mandated timeline from the close of public comment to the time when the final rules are published.

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

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 842,100 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2025 and 2024.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2024 RESULTS

	Three Months Ended June 30, 2025 vs. 2024
	Income Before Income Taxes	Income Tax (Expense) Benefit(3)	Net Income
		(in millions)
Second Quarter, 2024	$35.9	$(4.2)	$31.7
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Rates	19.4	(4.9)	14.5
Electric transmission revenue	5.7	(1.4)	4.3
Natural gas transportation	1.6	(0.4)	1.2
Production tax credits, offset within income tax benefit	1.2	(1.2)	—
Natural gas retail volumes	(4.0)	1.0	(3.0)
Montana property tax tracker collections	(4.3)	1.1	(3.2)
Electric retail volumes	(2.9)	0.7	(2.2)
Non-recoverable Montana electric supply costs	(2.0)	0.5	(1.5)
Other	(0.2)	0.1	(0.1)

Variance in expense items(2) impacting net income:
Depreciation	(5.5)	1.4	(4.1)
Interest expense	(4.4)	1.1	(3.3)
Operating, maintenance, and administrative	(10.0)	2.5	(7.5)
Property and other taxes not recoverable within trackers	(1.5)	0.4	(1.1)
Other	(4.4)	(0.1)	(4.5)
Second Quarter, 2025	$24.6	$(3.4)	$21.2
Change in Net Income			$(10.5)
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended June 30, 2025 was $21.2 million as compared with $31.7 million for the same period in 2024. This decrease was primarily due to lower retail natural gas and electric usage primarily driven by weather, Montana property tax tracker collections, non-recoverable Montana electric supply costs, depreciation, operating, administrative and general costs, and interest expense. These were partly offset by higher retail rates, higher electric transmission, and natural gas transportation revenues.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2024 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Regulatory Update

Montana Rate Review - In July 2024, we filed a Montana electric and natural gas rate review with the MPSC. In November 2024, the MPSC partially approved our requested interim rates effective December 1, 2024, subject to refund. Subsequently, we modified our request through rebuttal testimony. In March 2025, we filed a natural gas settlement with certain parties. In April 2025, we filed a partial electric settlement with certain other parties. Both settlements are subject to approval by the MPSC.

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

The details of our filing request, as adjusted in rebuttal testimony are set forth below:

Requested Revenue Increase (Decrease) Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$153.8	27.9
PCCAM(1)	(94.5)	n/a
Property Tax (tracker base adjustment)(1)	(1.3)	0.1
Total Revenue Increase Requested through Rebuttal Testimony	$58.0	$28.0
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

The details of our interim rates granted are set forth below:

Interim Revenue Increase (Decrease) Granted (in millions)
	Electric(1)	Natural Gas(2)
Base Rates	$18.4	$17.4
PCCAM(3)	(88.0)	n/a
Property Tax (tracker base adjustment)(3)(4)	7.4	0.2
Total Interim Revenue Granted	$(62.2)	$17.6
(1) These electric interim rates were effective December 1, 2024, through May 22, 2025. See further discussion on revised electric interim rates below.
(2) These natural gas interim rates were effective December 1, 2024, and are expected to remain in effect until the MPSC final order rates are effective.
(3) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(4) Our requested interim property tax base increase went into effect on January 1, 2025, as part of our 2024 property tax tracker filing.

The details of our settlement agreement are set forth below:

Requested Revenue Increase (Decrease) through Settlement Agreements (in millions)
	Electric(1)	Natural Gas
Base Rates:
Base Rates (Settled)	$66.4	$18.0
Base Rates - YCGS (Non-settled)(2)(3)	43.9	n/a
Requested Base Rates	110.3	18.0

Pass-through items:
Property Tax (tracker base adjustment) (Settled)(4)	(5.2)	0.1
Property Tax (tracker base adjustment) - YCGS (Non-settled)(2)(4)	4.0	n/a
PCCAM (Non-settled)(2)(3)(4)	(94.5)	n/a
Requested Pass-Through Rates	(95.7)	0.1
Total Requested Revenue Increase	$14.6	$18.1
(1) We implemented these electric rates on July 2, 2025, on an interim basis, subject to refund.
(2) These items were not included within the partial electric settlement and will be contested items that are expected to be determined in the MPSC's final order.
(3) Intervenor positions on YCGS propose up to an $11.6 million reduction to the base rate revenue request and an additional $38.4 million decrease to the PCCAM base.
(4) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.

On May 23, 2025, as permitted by Montana statute, we implemented our initially requested electric rates, reflecting a base rate revenue increase of $156.5 million, on an interim basis, subject to refund with interest. Within our June 30, 2025 financial statements, we have deferred base rate revenues collected between May 23, 2025, and June 30, 2025, down to our requested revised electric interim rates of $110.3 million as shown within the above table. As of June 30, 2025, we have deferred approximately $3.5 million of base rate revenues collected. On June 20, 2025, we submitted the revised electric interim rates as shown within the above table to the MPSC for approval. The MPSC subsequently approved this request and the rates were implemented on July 2, 2025.

As discussed above, if the MPSC chooses to accept the intervenors positions on the remaining contested issues or does not accept the Settlement Agreements in its final order, losses related to excess interim revenues collected will be incurred. Additionally, any difference between interim and final approved rates will be refunded to customers with interest. However, if final approved rates are higher than interim rates, we will not recover the difference.

A hearing on the electric and natural gas rate review was held in June 2025, and final briefs are due in August 2025. Interim rates will remain in effect on a refundable basis, with interest, until the MPSC issues a final order.

Nebraska Natural Gas Rate Review - In June 2025, the NPSC approved a settlement agreement increasing base rate annual revenue by $2.4 million and final rates were implemented on July 1, 2025.

EPA Rules

In April 2024, the EPA released GHG Rules for existing coal-fired facilities and new coal and natural gas-fired facilities as well as MATS Rules. Compliance with the rules would require expensive upgrades at Colstrip Units 3 and 4 with proposed compliance dates that may not be achievable and / or require technology that is unproven, resulting in significant impacts to costs of the facilities. The final MATS and GHG Rules require compliance as early as 2027 and 2032, respectively. On April 8, 2025, President Trump issued a proclamation, "Regulatory Relief for Certain Stationary Sources to Promote American Energy," exempting certain coal plants, including Colstrip Units 3 and 4, Big Stone Plant, and Coyote Plant, from compliance with the MATS Rule through July 8, 2029. On June 11, 2025, the EPA issued Notices of Proposed Rulemaking to, among other things, rescind the 2024 MATS Rule. See Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein for additional information regarding these rules.

Acquisition of Energy West Montana Assets

In July 2024, NW Corp entered into an Asset Purchase Agreement with Hope Utilities to acquire its Energy West natural gas distribution and system operations serving approximately 33,000 customers located in Great Falls, Cut Bank, and West Yellowstone, Montana. In May 2025, the MPSC approved this acquisition and on July 1, 2025, NW Corp completed this acquisition for approximately $36.5 million in cash, which is subject to certain post-close working capital adjustments that we expect to finalize in the second half of 2025.

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

In addition to the Colstrip Transmission System Upgrade, in December 2024, we signed a nonbinding memorandum of understanding (MOU) with North Plains Connector LLC, a wholly owned subsidiary of Grid United, to own 10 percent (300 megawatts) of the NPC Consortium project. The project is entering the permitting phase and initiating regulatory filings with approvals targeted in 2026. Construction is expected to commence in 2028, with the project expected to be operational by 2032. Under the terms of the MOU, Grid United will continue to fund the development of the NPC and we will make our investment decision when the regulatory approvals and permits are in place. The project is a critical infrastructure investment that aligns with our commitment to providing reliable and affordable energy to our customers while also supporting broader grid resilience efforts in the region.

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

Montana Wildfire Risk Mitigation

The Montana Legislature approved House Bill 490 in April 2025, with broad bipartisan support in both the House (90-0) and Senate (40-8), and the Governor signed this bill into law in May 2025. This bill requires development, approval, and implementation of electric facilities providers' wildfire mitigation plans. Importantly, House Bill 490 helps address some preexisting liability risks facing electric facilities providers in Montana. It changes Montana law, recognizing utilities' obligation to provide a public service for customers that is different from typical businesses; circumscribes certain damages; and enacts liability protections related to wildfire and wildfire prevention efforts involving providers. More specifically, House Bill 490 precludes common law strict liability claims for damages related to wildfire and electric activities or wildfire mitigation activities; establishes a statutory standard of care, supplanting common law causes of action and other theories of recovery; and creates a rebuttable presumption that an electric facilities provider acted reasonably if it substantially followed an approved wildfire mitigation plan. The legislation also defines the availability of damages by allowing noneconomic personal injury damages only when there is bodily injury and punitive damages only when an injured party proves by clear and convincing evidence that an electric facilities provider's actions were grossly negligent or intentional. We expect to file our wildfire mitigation plan with the MPSC in the third quarter of 2025 for review and approval.

Montana Large Load Customers

The MPSC requested information on our plan to serve potential large load customers and related resource adequacy issues. We responded in March 2025, outlining our policy and legal positions, emphasizing the importance of economic development for Montana and our commitment to serving our existing customers.

Montana Data Centers

In July 2025, we entered into a nonbinding letter of intent with Quantica Infrastructure to evaluate the transmission infrastructure and generation resources needed to support their proposed Phase 1 need of 5 megawatts in 2026 with growth up to 500 megawatts by 2030. This is our third signed letter of intent for data center load growth. In December 2024, we announced two separate nonbinding letters of intent to provide electric supply services for data centers being developed in Montana with a combined energy service requirement expected to be 75 megawatts beginning in early 2026 with growth of up to 400 megawatts or more by 2030. We anticipate that service could be provided through our regulated business, pending further evaluation and regulatory considerations.

Montana Electric Transmission Construction

In May 2025, Senate Bill 301 was passed by the Montana Legislature with unanimous bipartisan support and signed into law. The intention of this bill is to expedite and streamline the process for a public utility to construct electric transmission lines to serve the increasing demand for electricity, enhance grid reliability, and address current transmission congestion within Montana. This bill allows a public utility to request a Certificate of Public Convenience & Necessity for electric transmission lines rated higher than 69 kilovolts from the MPSC and also provides a process for a public utility to apply for advanced cost approval of electric transmission lines and related facilities before actual construction begins.

Colstrip Acquisitions and Requests for Cost Recovery

As previously disclosed, we entered into definitive agreements with Avista Corporation (Avista) and Puget Sound Energy (Puget) to acquire their respective interests in Colstrip Units 3 and 4 for $0 and expect to complete these acquisitions on December 31, 2025. Accordingly, we will be responsible for associated operating costs on January 1, 2026. Puget and Avista will remain responsible for their respective pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommissioning and demolition costs associated with the existing facilities that comprise their interests. During the second half of 2025 we intend to make filings with the MPSC and FERC associated with these transactions, including recovery of incremental operating costs.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Consolidated net income for the three months ended June 30, 2025 was $21.2 million as compared with $31.7 million for the same period in 2024. This decrease was primarily due to lower retail natural gas and electric usage primarily driven by weather, Montana property tax tracker collections, non-recoverable Montana electric supply costs, depreciation, operating, administrative and general costs, and interest expense. These were partly offset by higher retail rates, and higher electric transmission and natural gas transportation revenues.

Consolidated gross margin for the three months ended June 30, 2025 was $94.5 million as compared with $92.8 million in 2024, an increase of $1.7 million, or 1.8 percent. This increase was primarily due to higher retail rates, higher electric transmission, and natural gas transportation revenues. These were partly offset by lower retail natural gas and electric usage primarily driven by weather, Montana property tax tracker collections, non-recoverable Montana electric supply costs, depreciation, and operating and maintenance costs.

	Electric		Natural Gas		Total
	2025	2024	2025	2024	2025	2024
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$279.4	$260.1	$63.3	$59.8	$342.7	$319.9
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	59.6	60.9	15.7	15.6	75.3	76.5
Less: Operating and maintenance	48.6	43.5	13.7	13.9	62.3	57.4
Less: Property and other taxes	37.3	28.0	10.9	8.2	48.2	36.2
Less: Depreciation and depletion	52.4	47.6	10.0	9.4	62.4	57.0
Gross Margin	81.5	80.1	13.0	12.7	94.5	92.8
Operating and maintenance	48.6	43.5	13.7	13.9	62.3	57.4
Property and other taxes	37.3	28.0	10.9	8.2	48.2	36.2
Depreciation and depletion	52.4	47.6	10.0	9.4	62.4	57.0
Utility Margin(1)	$219.8	$199.2	$47.6	$44.2	$267.4	$243.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$219.8	$199.2	$20.6	10.3%
Natural Gas	47.6	44.2	3.4	7.7
Total Utility Margin(1)	$267.4	$243.4	$24.0	9.9%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended June 30, 2025 was $267.4 million as compared with $243.4 million for the same period in 2024, an increase of $24.0 million, or 9.9 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$17.9
Transmission revenue due to market conditions and rates	5.7
Montana natural gas transportation	1.6
Base rates	1.5
Montana property tax tracker collections	(4.3)
Natural gas retail volumes	(4.0)
Electric retail volumes	(2.9)
Non-recoverable Montana electric supply costs	(2.0)
Other	(0.2)
Change in Utility Margin Items Impacting Net Income	13.3
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	10.4
Production tax credits, offset in income tax expense	1.2
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.9)
Change in Utility Margin Items Offset Within Net Income	10.7
Increase in Consolidated Utility Margin(1)	$24.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Lower electric retail volumes were driven by unfavorable spring weather in all jurisdictions impacting residential demand, and lower commercial and industrial demand, partly offset by customer growth in all jurisdictions. Lower natural gas retail volumes were driven by unfavorable weather in all jurisdictions, partly offset by customer growth in all jurisdictions.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended June 30, 2025, we under-collected supply costs of $7.6 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.8 million (10 percent of the PCCAM Base cost variance). For the three months ended June 30, 2024, we over-collected supply costs of $11.0 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $1.2 million (10 percent of the PCCAM Base cost variance).

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$62.3	$57.4	$4.9	8.5%
Administrative and general	33.8	31.3	2.5	8.0
Property and other taxes	48.2	36.3	11.9	32.8
Depreciation and depletion	62.4	56.9	5.5	9.7
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$206.7	$181.9	$24.8	13.6%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $206.7 million for the three months ended June 30, 2025, as compared with $181.9 million for the three months ended June 30, 2024. Primary components of the change include the following (in millions):

Operating Expenses
2025 vs. 2024
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$5.5
Electric generation maintenance	3.7
Insurance expense, primarily due to increased wildfire risk premiums	3.0
Property and other taxes not recoverable within trackers	1.5
Wildfire mitigation expense, partly offset by higher base revenues	1.4
Labor and benefits(1)	1.3
Technology implementation and maintenance expenses	0.9
Uncollectible accounts	(0.1)
Other	(0.2)
Change in Items Impacting Net Income	17.0

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	10.4
Deferred compensation, offset in other income	(1.2)
Operating and maintenance expenses recovered in trackers, offset in revenue	(0.9)
Pension and other postretirement benefits, offset in other income(1)	(0.5)
Change in Items Offset Within Net Income	7.8
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$24.8
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

Consolidated operating income for the three months ended June 30, 2025 was $60.8 million as compared with $61.6 million in the same period of 2024. This decrease was primarily due to lower retail natural gas and electric usage primarily driven by weather, Montana property tax tracker collections, non-recoverable Montana electric supply costs, depreciation, and operating, administrative and general costs. These were partly offset by higher retail rates, higher electric transmission, and natural gas transportation revenues.

Consolidated interest expense was $36.3 million for the three months ended June 30, 2025 as compared with $31.9 million for the same period of 2024. This increase was due to higher borrowings and interest rates and lower capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $0.1 million for the three months ended June 30, 2025 as compared with $6.2 million for the same period of 2024. This decrease was primarily due to lower capitalization of AFUDC, a decrease in the value of deferred shares held in trust for deferred compensation, higher non-service component pension expense, and a $1.0 million expense accrual related to an estimated penalty for the previously disclosed Community Renewable Energy Project (CREP) informed by a recent MPSC ruling.

Consolidated income tax expense was $3.4 million for the three months ended June 30, 2025 as compared to $4.2 million for the same period of 2024. Our effective tax rate for the three months ended June 30, 2025 was 13.7% as compared with 11.8% for the same period in 2024.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2025		2024
Income Before Income Taxes	$24.6		$35.9

Income tax calculated at federal statutory rate	5.2	21.0%	7.5	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.1	0.4	0.0	0.1
Flow-through repairs deductions	(2.8)	(11.4)	(3.0)	(8.5)
Production tax credits	(0.6)	(2.4)	(2.0)	(5.6)
Share-based compensation	(0.3)	(1.2)	0.0	0.0
Amortization of excess deferred income tax	(0.1)	(0.4)	(0.2)	(0.5)
Plant and depreciation flow-through items	1.5	6.1	1.1	3.0
Other, net	0.4	1.6	0.8	2.3
	(1.8)	(7.3)	(3.3)	(9.2)

Income tax expense	$3.4	13.7%	$4.2	11.8%

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

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Consolidated net income for the six months ended June 30, 2025 was $98.2 million as compared with $96.7 million for the same period in 2024. This increase was primarily due to higher retail rates, higher electric transmission, higher retail electric usage primarily driven by weather, and Montana natural gas transportation. These were offset in part by Montana property tax collections, non-recoverable Montana electric supply costs, depreciation, operating, and administrative and general costs, and interest expense.
Consolidated gross margin for the six months ended June 30, 2025 was $260.9 million as compared with $235.4 million in 2024, an increase of $25.5 million, or 10.8 percent. This increase was primarily due to higher retail rates, higher electric transmission, higher retail electric usage primarily driven by weather, and Montana natural gas transportation. These were offset in part by Montana property tax tracker collections, non-recoverable Montana electric supply costs, depreciation, and operating and maintenance expenses.

	Electric		Natural Gas		Total
	2025	2024	2025	2024	2025	2024
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$615.0	$603.3	$194.4	$192.0	$809.4	$795.3
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	152.4	176.2	61.1	75.0	213.5	251.2
Less: Operating and maintenance	91.2	83.8	27.8	27.8	119.0	111.6
Less: Property and other taxes	70.6	64.3	20.6	19.1	91.2	83.4
Less: Depreciation and depletion	104.9	94.9	19.9	18.8	124.8	113.7
Gross Margin	195.9	184.1	65.0	51.3	260.9	235.4
Operating and maintenance	91.2	83.8	27.8	27.8	119.0	111.6
Property and other taxes	70.6	64.3	20.6	19.1	91.2	83.4
Depreciation and depletion	104.9	94.9	19.9	18.8	124.8	113.7
Utility Margin(1)	$462.6	$427.1	$133.3	$117.0	$595.9	$544.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$462.6	$427.1	$35.5	8.3%
Natural Gas	133.3	117.0	16.3	13.9
Total Utility Margin(1)	$595.9	$544.1	$51.8	9.5%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the six months ended June 30, 2025 was $595.9 million as compared with $544.1 million for the same period in 2024, an increase of $51.8 million, or 9.5 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$30.1
Transmission revenue due to market conditions and rates	9.9
Base rates	5.8
Electric retail volumes	4.1
Montana natural gas transportation	2.9
Natural gas retail volumes	0.3
Montana property tax tracker collections	(6.8)
Non-recoverable Montana electric supply costs	(1.7)
Other	(0.6)
Change in Utility Margin Items Impacting Net Income	44.0
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	6.6
Production tax credits, offset in income tax expense	2.0
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.8)
Change in Utility Margin Items Offset Within Net Income	7.8
Increase in Consolidated Utility Margin(1)	$51.8
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Electric retail volume impact was due to higher residential usage in all jurisdictions due to favorable weather, higher commercial demand in Montana, and customer growth in all jurisdictions, partly offset by lower commercial demand in South Dakota, and lower industrial demand. Natural gas retail volumes were impacted by favorable weather in all jurisdictions and customer growth in all jurisdictions.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the six months ended June 30, 2025, we under-collected supply costs of $31.6 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $3.5 million (10 percent of the PCCAM Base cost variance). For the six months ended June 30, 2024, we under-collected supply costs of $16.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $1.8 million (10 percent of the PCCAM Base cost variance).

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$119.0	$111.5	$7.5	6.7%
Administrative and general	75.1	71.7	3.4	4.7
Property and other taxes	91.4	83.4	8.0	9.6
Depreciation and depletion	124.8	113.7	11.1	9.8
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$410.3	$380.3	$30.0	7.9%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $410.3 million for the six months ended June 30, 2025, as compared with $380.3 million for the six months ended June 30, 2024. Primary components of the change include the following (in millions):

Operating Expenses
2025 vs. 2024
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Depreciation expense due to plant additions and higher depreciation rates	$11.1
Electric generation maintenance	7.2
Insurance expense, primarily due to increased wildfire risk premiums	6.3
Labor and benefits(1)	2.4
Wildfire mitigation expense, partly offset by higher base revenues	1.4
Property and other taxes not recoverable within trackers	1.4
Technology implementation and maintenance expenses	1.4
Uncollectible accounts	0.3
Litigation outcome (Pacific Northwest Solar)	(2.4)
Non-cash impairment of alternative energy storage investment	(2.2)
Other	(2.7)
Change in Items Impacting Net Income	24.2

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	6.6
Operating and maintenance expenses recovered in trackers, offset in revenue	(0.8)
Change in Items Offset Within Net Income	5.8
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$30.0
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the six months ended June 30, 2025 was $185.5 million as compared with $163.7 million in the same period of 2024. This increase was primarily due to higher retail rates, higher electric transmission, higher retail electric usage primarily driven by weather, and Montana natural gas transportation. These were offset in part by Montana property tax collections, non-recoverable Montana electric supply costs, depreciation, and operating, administrative and general costs.

Consolidated interest expense was $72.8 million for the six months ended June 30, 2025 as compared with $62.9 million for the same period of 2024. This increase was due to higher borrowings and interest rates and lower capitalization of AFUDC.

Consolidated other income was $4.0 million for the six months ended June 30, 2025 as compared to $10.5 million during the same period of 2024. This decrease was primarily due to lower capitalization of AFUDC, a prior year reversal of $2.3 million from a previously disclosed CREP penalty due to a favorable legal ruling, and a $1.0 million expense accrual related to an estimated penalty for the CREP informed by a recent MPSC ruling, partly offset by an increase of $2.5 million driven by a prior year non-cash impairment of an alternative energy storage equity investment.

Consolidated income tax expense for the six months ended June 30, 2025 was $18.6 million as compared to $14.6 million in the same period of 2024. Our effective tax rate for the six months ended June 30, 2025 was 15.9% as compared with 13.1% for the same period in 2024.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2025		2024
Income Before Income Taxes	$116.8		$111.3

Income tax calculated at federal statutory rate	24.5	21.0%	23.4	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.9	0.8	0.7	0.6
Flow-through repairs deductions	(10.8)	(9.2)	(9.2)	(8.3)
Production tax credits	(2.7)	(2.3)	(5.0)	(4.5)
Amortization of excess deferred income tax	(0.8)	(0.7)	(0.6)	(0.5)
Share-based compensation	(0.3)	(0.3)	0.3	0.3
Plant and depreciation flow-through items	6.8	5.8	4.1	3.7
Other, net	1.0	0.8	0.9	0.8
	(5.9)	(5.1)	(8.8)	(7.9)

Income tax expense	$18.6	15.9%	$14.6	13.1%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$81,824	$86,028	$(4,204)	(4.9)%	571	582	333,302	327,655
South Dakota	16,235	15,392	843	5.5	113	117	51,663	51,340
Residential	98,059	101,420	(3,361)	(3.3)	684	699	384,965	378,995
Montana	93,910	99,655	(5,745)	(5.8)	754	756	77,173	75,602
South Dakota	27,737	26,356	1,381	5.2	246	259	13,182	13,083
Commercial	121,647	126,011	(4,364)	(3.5)	1,000	1,015	90,355	88,685
Industrial	9,888	11,282	(1,394)	(12.4)	684	739	80	80
Other(1)	9,421	8,550	871	10.2	42	36	28,761	28,555
Total Retail Electric	$239,015	$247,263	$(8,248)	(3.3)%	2,410	2,489	504,161	496,315
Regulatory amortization	10,325	(10,904)	21,229	194.7
Transmission	28,147	22,436	5,711	25.5
Wholesale and Other	1,981	1,339	642	47.9
Total Revenues	$279,468	$260,134	$19,334	7.4%
Fuel, purchased supply and direct transmission expense(2)	59,603	60,887	(1,284)	(2.1)
Utility Margin(3)	$219,865	$199,247	$20,618	10.3%
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

	Cooling Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana	55	43	66	28% warmer	17% cooler
South Dakota	99	54	73	83% warmer	36% warmer
	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	1,033	1,154	1,131	10% warmer	9% warmer
South Dakota	1,223	1,333	1,454	8% warmer	16% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended June 30, 2025 and 2024 (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Interim Rates (subject to refund)	$14.7
Transmission revenue due to market conditions and rates	5.7
Montana property tax tracker collections	(3.1)
Retail volumes	(2.9)
Non-recoverable Montana electric supply costs	(2.0)
Other	(0.1)
Change in Utility Margin Items Impacting Net Income	12.3

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	8.0
Production tax credits, offset in income tax expense	1.2
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.9)
Change in Utility Margin Items Offset Within Net Income	8.3
Increase in Utility Margin(1)	$20.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower electric retail volumes were driven by unfavorable spring weather in all jurisdictions impacting residential demand, and lower commercial and industrial demand, partly offset by customer growth in all jurisdictions.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the three months ended June 30, 2025, we under-collected supply costs of $7.6 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.8 million (10 percent of the PCCAM Base cost variance). For the three months ended June 30, 2024, we over-collected supply costs of $11.0 million resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $1.2 million (10 percent of the PCCAM Base cost variance).

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

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$196,801	$203,391	$(6,590)	(3.2)%	1,473	1,429	332,820	326,986
South Dakota	38,527	34,702	3,825	11.0	308	290	51,727	51,396
Residential	235,328	238,093	(2,765)	(1.2)	1,781	1,719	384,547	378,382
Montana	190,862	201,158	(10,296)	(5.1)	1,600	1,580	77,296	75,639
South Dakota	57,051	54,128	2,923	5.4	530	546	13,156	13,047
Commercial	247,913	255,286	(7,373)	(2.9)	2,130	2,126	90,452	88,686
Industrial	19,988	22,951	(2,963)	(12.9)	1,388	1,464	80	80
Other(1)	14,114	13,366	748	5.6	54	49	27,895	27,793
Total Retail Electric	$517,343	$529,696	$(12,353)	(2.3)%	5,353	5,358	502,974	494,941
Regulatory amortization	38,015	25,442	12,573	49.4
Transmission	54,703	44,824	9,879	22.0
Wholesale and Other	4,890	3,358	1,532	45.6
Total Revenues	$614,951	$603,320	$11,631	1.9%
Fuel, purchased supply and direct transmission expense(2)	152,355	176,228	(23,873)	(13.5)
Utility Margin(3)	$462,596	$427,092	$35,504	8.3%
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

	Cooling Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	55	43	66	28% warmer	17% cooler
South Dakota	99	54	73	83% warmer	36% warmer

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	4,553	4,492	4,454	1% colder	2% colder
South Dakota	5,230	4,808	5,615	9% colder	7% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the six months ended June 30, 2025 and 2024 (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$19.9
Transmission revenue due to market conditions and rates	9.9
Retail volumes	4.1
Base rates	1.7
Montana property tax tracker collections	(4.6)
Non-recoverable Montana electric supply costs	(1.7)
Other	(0.2)
Change in Utility Margin Items Impacting Net Income	29.1

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	5.3
Production tax credits, offset in income tax expense	2.0
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.9)
Change in Utility Margin Items Offset Within Net Income	6.4
Increase in Utility Margin(1)	$35.5
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volume impact was favorable due to higher residential usage in all jurisdictions due to favorable weather, higher commercial demand in Montana, and customer growth in all jurisdictions, partly offset by lower commercial demand in South Dakota, and lower industrial demand.

Under the PCCAM, net supply costs higher or lower than the PCCAM Base (excluding qualifying facility (QF) costs) are allocated 90 percent to Montana customers and 10 percent to shareholders. For the six months ended June 30, 2025, we under-collected supply costs of $31.6 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $3.5 million (10 percent of the PCCAM Base cost variance). For the six months ended June 30, 2024, we under-collected supply costs of $16.1 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $1.8 million (10 percent of the PCCAM Base cost variance).

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$17,968	$18,921	$(953)	(5.0)%	1,949	2,224	187,134	185,449
South Dakota	5,566	5,894	(328)	(5.6)	524	568	42,821	42,440
Nebraska	4,523	3,798	725	19.1	391	438	37,907	37,889
Residential	28,057	28,613	(556)	(1.9)	2,864	3,230	267,862	265,778
Montana	10,499	10,743	(244)	(2.3)	1,181	1,301	26,613	26,160
South Dakota	3,920	3,754	166	4.4	593	600	7,549	7,354
Nebraska	2,346	1,969	377	19.1	308	333	5,098	5,044
Commercial	16,765	16,466	299	1.8	2,082	2,234	39,260	38,558
Industrial	144	169	(25)	(14.8)	17	23	239	237
Other	270	292	(22)	(7.5)	38	44	207	196
Total Retail Gas	$45,236	$45,540	$(304)	(0.7)%	5,001	5,531	307,568	304,769
Regulatory amortization	5,189	3,735	1,454	38.9
Transportation, wholesale and other	12,820	10,520	2,300	21.9
Total Revenues	$63,245	$59,795	$3,450	5.8%
Fuel, purchased supply and direct transmission expense(1)	15,668	15,593	75	0.5
Utility Margin(2)	$47,577	$44,202	$3,375	7.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	1,093	1,209	1,176	10% warmer	7% warmer
South Dakota	1,223	1,333	1,454	8% warmer	16% warmer
Nebraska	959	985	1,109	3% warmer	14% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended June 30, 2025 and 2024:

Utility Margin 2025 vs. 2024
(in millions)
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$3.2
Montana natural gas transportation	1.6
Base rates	1.5
Retail volumes	(4.0)
Montana property tax tracker collections	(1.2)
Other	(0.1)
Change in Utility Margin Items Impacting Net Income	1.0

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	2.4
Change in Utility Margin Items Offset Within Net Income	2.4
Increase in Utility Margin(1)	$3.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in all jurisdictions, partly offset by customer growth in all jurisdictions.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$69,386	$67,511	$1,875	2.8%	8,466	8,482	187,066	185,332
South Dakota	21,136	19,499	1,637	8.4	2,311	2,005	42,941	42,521
Nebraska	17,732	14,315	3,417	23.9	1,773	1,669	38,023	37,970
Residential	108,254	101,325	6,929	6.8	12,550	12,156	268,030	265,823
Montana	37,257	35,826	1,431	4.0	4,813	4,698	26,588	26,121
South Dakota	15,095	13,021	2,074	15.9	2,203	1,914	7,545	7,362
Nebraska	9,787	8,188	1,599	19.5	1,254	1,192	5,122	5,063
Commercial	62,139	57,035	5,104	8.9	8,270	7,804	39,255	38,546
Industrial	628	588	40	6.8	86	83	238	237
Other	861	868	(7)	(0.8)	132	133	207	196
Total Retail Gas	$171,882	$159,816	$12,066	7.5%	21,038	20,176	307,730	304,802
Regulatory amortization	(4,247)	10,661	(14,908)	(139.8)
Transportation, wholesale and other	26,757	21,474	5,283	24.6
Total Revenues	$194,392	$191,951	$2,441	1.3%
Fuel, purchased supply and direct transmission expense(1)	61,113	74,973	(13,860)	(18.5)
Utility Margin(2)	$133,279	$116,978	$16,301	13.9%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	4,590	4,589	4,537	remained flat	1% colder
South Dakota	5,230	4,808	5,615	9% colder	7% warmer
Nebraska	4,368	3,978	4,436	10% colder	2% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the six months ended June 30, 2025 and 2024:

Utility Margin 2025 vs. 2024
(in millions)
Utility Margin Items Impacting Net Income
Interim rates (subject to refund)	$10.2
Base rates	4.1
Montana natural gas transportation	2.9
Retail volumes	0.3
Montana property tax tracker collections	(2.2)
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	14.9

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property tax expense	1.3
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	1.4
Increase in Utility Margin(1)	$16.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by favorable weather in all jurisdictions and customer growth in all jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 16 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding these dividend restrictions. As of June 30, 2025, we are in compliance with these provisions.

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

As of June 30, 2025, our total net liquidity was approximately $317.9 million, including $2.9 million of cash and cash equivalents and $315.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$98.2	$96.7
Adjustments to reconcile net income to cash provided by operations	144.1	128.1
Changes in working capital	(22.1)	1.0
Other noncurrent assets and liabilities	(8.6)	(1.9)
Cash Provided by Operating Activities	211.6	223.9

Investing Activities
Property, plant and equipment additions	(221.0)	(247.4)
Investment in debt & equity securities	(5.8)	(0.9)
Cash Used in Investing Activities	(226.8)	(248.3)

Financing Activities
Issuance of long-term debt	500.0	215.0
Issuance of short-term borrowings	—	100.0
Repayments on long-term debt	(300.0)	(100.0)
Line of credit repayments, net	(103.0)	(105.0)
Dividends on common stock	(80.7)	(79.3)
Other financing activities, net	(3.6)	(0.5)
Cash Provided by Financing Activities	12.7	30.2

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(2.5)	5.8
Cash, Cash Equivalents, and Restricted Cash, beginning of period	29.0	25.2
Cash, Cash Equivalents, and Restricted Cash, end of period	$26.5	$31.0

Operating Activities

As of June 30, 2025, cash, cash equivalents, and restricted cash were $26.5 million as compared with $29.0 million as of December 31, 2024 and $31.0 million as of June 30, 2024. Cash provided by operating activities totaled $211.6 million for the six months ended June 30, 2025 as compared with $223.9 million during the six months ended June 30, 2024. The changes in cash flows from operating activities generally follow the results of operations, as discussed above in the consolidated results of operations for the six months ended June, 2025, and are affected by changes in working capital. The decrease in cash provided by operating activities is primarily due to lower collections of accounts receivable balances due to timing of colder weather and an increase in our net cash outflows for energy supply costs, as shown in the table below.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash outflows
2024	$7.8	$14.9	$(7.1)
2025	$5.9	$28.6	$(22.7)
Increase in net cash outflows			$(15.6)

Investing Activities

Cash used in investing activities totaled $226.8 million during the six months ended June 30, 2025, as compared with $248.3 million during the six months ended June 30, 2024. Plant additions during the first six months of 2025 include maintenance additions of approximately $149.4 million and capacity related capital expenditures of $71.6 million. Plant additions during the first six months of 2024 included maintenance additions of approximately $130.5 million and capacity related capital expenditures of approximately $116.9 million.

Financing Activities

Cash provided by financing activities totaled $12.7 million during the six months ended June 30, 2025, as compared with $30.2 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, cash provided by financing activities reflects proceeds from the issuance of debt of $500.0 million, partly offset by repayment of $300.0 million of Montana and South Dakota First Mortgage bonds, net repayments under our revolving lines of credit of $103.0 million, and payment of dividends of $80.7 million. During the six months ended June 30, 2024, cash provided by financing activities reflects proceeds from the issuance of debt of $215.0 million and short-term borrowings of $100.0 million, partly offset by net repayments under our revolving lines of credit of $105.0 million, repayment of $100.0 million of Montana First Mortgage Bonds and payment of dividends of $79.3 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of June 30, 2025, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Short-term Borrowings

For information on our recent short-term borrowings activity, see Note 6 - Financing Activities to the Condensed Consolidated Financial Statements included herein. For further information on our short-term borrowings, see Note 10 - Short-

Term Borrowings and Credit Arrangements in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of June 30, 2025 and 2024, the outstanding balances of our credit facilities were $310.0 million and $213.0 million, respectively. As of July 25, 2025, the availability under our credit facilities was approximately $265.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities.

For further information on our recent long-term debt activity, see Note 6 - Financing Activities to the Condensed Consolidated Financial Statements included herein.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 25, 2025, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2025.

	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Long-term debt(1)	$3,104,660	$—	$105,000	$—	$489,660	$33,000	$2,477,000
Finance leases	3,731	3,731	0	—	—	—	—
Term Loan Credit Agreement	100,000	—	100,000	—	—	—	—
Estimated pension and other postretirement obligations(2)	45,410	6,410	9,750	9,750	9,750	9,750	N/A
Qualifying facilities liability(3)	198,772	30,180	55,393	56,665	42,400	14,134	—
Supply and capacity contracts(4)	4,140,618	180,066	402,037	357,775	355,608	355,930	2,489,202
Contractual interest payments on debt(5)	1,601,825	78,488	140,009	135,167	138,023	109,651	1,000,487
Commitments for significant capital projects(6)	83,636	48,361	34,998	277	—	—	—
Total Commitments(7)	$9,278,652	$347,236	$847,187	$559,634	$1,035,441	$522,465	$5,966,689
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
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $124 to $130 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $198.8 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $179.3 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 5.68 percent on the outstanding balance through maturity of the facilities.
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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes in these policies.

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

See Note 11 - Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

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

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Twenty-Second Supplemental Indenture, dated as of May 1, 2025, between NorthWestern Energy Public Service Corporation and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated May 7, 2025, Commission File No. 000-56598).

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

NorthWestern Energy Group, Inc.
Date:	July 31, 2025	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer