Form 10-K
period 2025-12-31
NorthWestern Energy Group, Inc.
filed 2026-02-12
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $3,149,159,359 computed using the last sales price of $51.30 per share of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 6, 2026, 61,443,621 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, our examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•risks relating to the pending merger transaction pursuant to that certain Agreement and Plan of Merger dated August 18, 2025 (Merger Agreement) between NorthWestern, Black Hills, and River Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of Black Hills (Merger Sub), including, among others, (1) the risk of delays in consummating the pending merger transaction, including as a result of required regulatory and shareholder approvals, which may not be obtained on the expected timeline, or at all, (2) the risk of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, (3) the risk that required regulatory approvals are subject to conditions not anticipated by NorthWestern and Black Hills, (4) the possibility that any of the anticipated benefits and projected synergies of the pending merger transaction will not be realized or will not be realized within the expected time period, (5) disruption to the parties’ businesses as a result of the announcement and pendency of the merger transaction, including potential distraction of management from current plans and operations of NorthWestern or Black Hills and the ability of NorthWestern or Black Hills to retain and hire key personnel, (6) reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the pending merger transaction, (7) the possibility that the pending merger transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (8) the outcome of any legal or regulatory proceedings that may be instituted against NorthWestern or Black Hills related to the Merger Agreement or the pending merger transaction, (9) the risks associated with third party contracts containing consent and/or other provisions that may be triggered by the pending merger transaction, (10) legislative, regulatory, political, market, economic and other conditions, developments and uncertainties affecting NorthWestern's or Black Hills' businesses; (11) the evolving legal, regulatory and tax regimes under which NorthWestern and Black Hills operate; (12) restrictions during the pendency of the merger transaction that may impact NorthWestern's or Black Hills' ability to pursue certain business opportunities or strategic transactions; and (13) unpredictability and severity of catastrophic events, including, but not limited to, extreme weather, natural disasters, acts of terrorism or outbreak of war or hostilities, as well as NorthWestern's and Black Hills' response to any of the aforementioned factors;
•adverse determinations by regulators, such as adverse outcomes from the denial of interim rates or final rates not consistent with a reasonable ability to earn our allowed returns, adverse rulings on our ability to serve large-load customers, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, and wildfire damages in excess of liability insurance coverage, could have a material effect on our liquidity, results of operations and financial condition;
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

•supply chain constraints, tariffs on certain imported products, recent high levels of inflation for products, services and labor costs, and their impact on capital expenditures, operating activities, and/or our ability to safely and reliably serve our customers;
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

BGGS - The Bob Glanzer Generating Station located near Huron, South Dakota, a 58 MW natural gas fired electric generation facility.

Black Hills - Black Hills Corporation.

Bright Horizon Energy Corporation (Bright Horizon Energy) - The new corporate name that Black Hills will assume following the completion of the Merger Agreement.

Capacity - The amount represents the maximum output of electricity a generator can produce and is related to peak demand. We must maintain a level of available capacity sufficient to meet peak demand with a sufficient reserve.

Colstrip - A jointly owned sub-bituminous coal fired electric generation facility located near Colstrip, Montana, of which, as of January 1, 2026, we have a 55 percent ownership of Units 3 & 4.

Commercial Customers - Consists primarily of main street businesses, shopping malls, grocery stores, gas stations, bars and restaurants, professional offices, hospitals and medical offices, motels, and hotels.

Cushion Gas - The natural gas required in a gas storage reservoir to maintain a pressure sufficient to permit recovery of stored gas.

DGGS - The Dave Gates Generating Station at Mill Creek, Montana, a 150 MW natural gas fired electric generation facility.

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

Greenhouse Gas (GHG) - Gas that traps heat in the atmosphere.

Hedging - Entering into transactions to manage various types of risk (e.g. commodity price risk).

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

NorthWestern Colstrip 370Pu, LLC (NW Colstrip 370) - a direct, wholly-owned FERC regulated subsidiary of NorthWestern Energy Group, which has a 25 percent ownership interest in Colstrip Units 3 & 4.

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

Part I

ITEM 1. BUSINESS

OVERVIEW

 NorthWestern Energy - Delivering a Bright Future

NorthWestern Energy Group, doing business as NorthWestern Energy, provides essential energy infrastructure and valuable services that enrich lives and empower communities while serving as long-term partners to our customers and communities. We work to deliver safe, reliable, and innovative energy solutions that create value for customers, communities, employees, and investors. We do this by providing low-cost and reliable service performed by highly-adaptable and skilled employees. We provide electricity and / or natural gas to approximately 850,300 customers in Montana, South Dakota, Nebraska, and Yellowstone National Park. Upon the completion of the holding company reorganization in 2023, NW Corp became a subsidiary of NorthWestern Energy Group. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. We have provided service in South Dakota and Nebraska since 1923 and in Montana since 2002.

On August 18, 2025, we entered into the Merger Agreement with Black Hills and Merger Sub, that provides for an all-stock merger of equals between NorthWestern and Black Hills (the Merger). The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills, which would assume the new corporate name of Bright Horizon Energy as the resulting parent company of the combined corporate group. The Merger will combine the strengths of both companies, resulting in an organization with greater scale, financial stability, and operational expertise. It is designed to create a stronger, more resilient energy company focused on delivering safe, reliable, and affordable energy solutions to customers. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of NorthWestern issued and outstanding as of immediately prior to closing will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of common stock of Black Hills, par value $1.00 per share (Black Hills Common Stock). See Note 3 - Pending Merger with Black Hills Corporation to the Consolidated Financial Statements included herein for additional information regarding this pending Merger.

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

We have a social responsibility to our customers to deliver reliable energy at an affordable price. Our reliability standards and results are typically in the first or second quartile compared to our peers and our typical residential bills are significantly lower than the national average. We are engaged with the communities we serve, hosting town meetings to provide updates on important matters relating to both NorthWestern and our residents. For our employees, we offer a career with competitive pay and great benefits, providing a balance between work and life. We have been recognized by Newsweek as one of the “Great Places to Work” three years in a row.

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

We currently own a mix of clean and carbon-free energy resources balanced with traditional energy sources that are necessary for us to deliver affordable and reliable electricity to our customers 24/7. In 2025, approximately 52 percent of our electric portfolio, from owned and long-term resources, was carbon-free, compared to approximately 41 percent (Source: U.S. Energy Information Administration, Annual Energy Review, Electricity Net Generation: Electric Power Sector) for the total U.S. electric power industry in 2024. We do not receive all of the related Renewable Energy Credits (RECs) from our contracted electric supply resources. The owner of the RECs claims the renewable attributes of the energy. Our resource mix does not represent the actual energy delivered to our customers. Market purchases and sales fill the gaps between customer demand and economic dispatch of our supply portfolio resources.

In 2025, we completed construction of the 175 MW YCGS electric generation facility and in 2026, we expect to complete construction of Aberdeen Generating Station Units 3 & 4, a 33 MW natural gas fired electric generating facility located in Aberdeen, South Dakota. On January 1, 2026, we acquired an additional 592 MW of ownership interest in Colstrip Units 3 & 4. As discussed further below, in order to meet the SPP's additional accredited capacity needs by 2030, we submitted a project with the SPP under their Expedited Resource Adequacy Study program for the construction of a 131 MW natural gas generating facility located in Aberdeen, South Dakota. While still striving to meet our environmental goal of Net Zero by 2050, these generation facilities are needed to support our efforts to provide reliability and affordability to our customers. Since 2011, we have added 1,096 MW of carbon-free generation (both owned and long-term contract) in Montana and South Dakota. We believe that technological advancements, along with decreasing costs of carbon-free generation and the regionalization of intermittent generation, will significantly contribute to our Net-Zero goal. The pace of transition to Net-Zero will depend on the timing of technological advancements, costs, and retirement of our existing coal fleet.

We are committed to conducting business with integrity, while ensuring transparency and accountability, and meeting our responsibilities to all our stakeholders. We adhere to a strict code of ethics regarding corporate governance. Our Code of Conduct and Ethics applies to all employees, board members, vendors and contractors, with additional Code of Ethics for the Chief Executive Officer and Senior Financial Officers concerning financial reporting and other related matters.

MONTANA ELECTRIC OPERATIONS

Our regulated electric utility business in Montana, which is primarily conducted through NW Corp, includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73 percent of Montana's land area. During 2025, we delivered electricity to approximately 440,700 customers in 225 communities and their surrounding rural areas, 13 rural electric cooperatives and, in Wyoming, to the Yellowstone National Park. In 2025, by category, residential, commercial, industrial, and other sales accounted for approximately 46%, 46%, 5%, and 3%, respectively, of our Montana retail electric utility revenue.

Transmission and Distribution

Our electric system is composed of high voltage transmission lines and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 500 kV	497
Miles of 230 kV	988
Miles of 161 kV	1,184
Miles of 115 kV and lower voltage	3,927
Total Miles of Electric Transmission Lines	6,596

Electric Distribution Lines
Miles of overhead line	13,263
Miles of underground line	5,683
Total Miles of Electric Distribution Lines	18,946

Total Transmission and Distribution Substations	397

In addition to delivering energy to distribution systems to serve customers, we also transmit electricity for nonregulated entities owning generation, and utilities, cooperatives, and power marketers serving the Montana electricity market. Our total control area peak demand reached a peak of approximately 1,976 MWs on February 13, 2025. Our control area average demand for 2025 was approximately 1,345 MWs per hour, with total energy delivered of approximately 11.78 million MWHs.

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

Electric Supply

Our annual retail electric supply load requirement averages approximately 767 MWs per day, with a peak load of approximately 1,300 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties.

In 2025, our owned generation resources generated electric supply representing approximately 67 percent of our retail load. We expect that our owned generation resources will generate electric supply representing approximately 95 percent of our forecasted retail load for 2026. The increase relative to the prior year is due to the acquisition of additional interests in Colstrip Units 3 & 4 from Avista. In addition, we have contracts with QFs totaling 569 MWs of nameplate capacity, including 107 MWs from waste petroleum coke and waste coal, 268 MWs from wind, 17 MWs from hydro, and 177 MWs from solar projects. We have several other long-term power purchase agreements including contracts for 135 MWs nameplate capacity from wind generation, 310 MWs from unspecified resources, 52 MWs of natural gas generation, and 13 MWs of hydro supply. On average, our owned and long-term contracted resources are expected to provide enough energy to meet our retail energy load requirements in 2026. Load requirements during peak demand in excess of our owned and long-term contracted resources will be satisfied with market purchases. Our owned and contracted resources will be economically dispatched to meet load requirements and any excess supply will be sold into the market.

Owned Generation Facilities

Details of these generating facilities are described in the following tables.

Hydro Facilities	COD	River Source	FERC License Expiration	Owned MW
Black Eagle	1927	Missouri	2040	25
Cochrane	1958	Missouri	2040	64
Hauser	1911	Missouri	2040	22
Holter	1918	Missouri	2040	56
Madison	1906	Madison	2040	12
Morony	1930	Missouri	2040	49
Mystic (Rowe Dam)	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	64
Ryan	1915	Missouri	2040	72
Thompson Falls	1915/1995	Clark Fork	2026(1)	94
Total(2)				470
(1) We are in the process of relicensing the Thompson Falls hydro facility. The FERC extended our current license for 2026, and we anticipate that they will continue to extend on an annual basis until our relicensing proceeding is complete.
(2) The Hebgen facility (0 MW net capacity) is excluded from the figures above. These are run-of-river dams except for Mystic, Cochrane, Ryan and Morony.

Other Facilities	Fuel Source	Ownership Interest	Owned MW
Colstrip Units 3 & 4, located near Colstrip in southeastern Montana(1)	Sub-bituminous coal	55%	814
DGGS, located near Anaconda, Montana	Natural Gas & Liquid Fuel	100%	150
YCGS, located near Laurel, Montana	Natural Gas	100%	175
Spion Kop Wind, located in Judith Basin County in Montana	Wind	100%	40
Two Dot Wind, located in Wheatland County in Montana	Wind	100%	11
Total			1,190
(1) We have three separate ownership interests in Colstrip facility, a 30 percent ownership interest in Unit 4, a 15 percent ownership interest in Colstrip Units 3 & 4, and a 25 percent ownership interest in Colstrip Units 3 & 4, totaling to a 55 percent ownership interest in Colstrip Units 3 & 4.

Colstrip Units 3 & 4 provide base-load supply and are operated by Talen Montana, LLC (Talen). Talen has a 30 percent ownership interest in Colstrip Unit 3. Associated with our 30 percent ownership interest in Colstrip Unit 4, we have a reciprocal sharing agreement with Talen regarding the operation of Colstrip Units 3 and 4, in which each party receives 15 percent of the respective combined output and is responsible for 15 percent of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. On January 1, 2026, we acquired an additional 40 percent ownership interest in Colstrip Units 3 & 4. This includes the acquisition of ownership interests previously owned by Avista Corporation (Avista) (222 MW) and Puget Sound Energy (Puget) (370 MW) that brought our total share of Colstrip Units 3 & 4 up to 814 MW, or 55 percent of the plant capacity. We have a coal supply agreement to supply fuel from adjacent coal reserves for our ownership interests in Colstrip Units 3 & 4 that is effective through 2033. The 222 MW interest in Colstrip Units 3 & 4 acquired from Avista is owned by NW Corp and is included in our MPSC regulated supply portfolio. The 370 MW interest in Colstrip Units 3 & 4 acquired from Puget is owned by NW Colstrip 370. This resource is not included within the MPSC regulated resource supply portfolio at this time. We expect our future opportunity to serve growing utility customer demand, including large-load customers, may be supported by this resource.

Resource Planning

Resource planning is an important function necessary to meet our customers' future energy needs and is used to guide resource acquisition activities. Our Draft 2026 IRP is publicly available and is scheduled to be filed with the Commission in April 2026. This IRP is our first plan developed under the 2023 Montana administrative rules, which transitioned the planning process from a traditional resource adequacy focus to an integrated evaluation of generation, transmission, fuel supply, and reliability. Our previous resource plan was filed with the MPSC in April 2023.

While 2026 capacity adequacy is maintained due to the recent additions of YCGS and Avista’s 222 MW share of Colstrip Units 3 & 4, the 2026 IRP identifies emerging capacity needs beginning in 2027 driven by load growth, capacity contract expirations, and resource retirements. Consistent with regional practice, NorthWestern evaluates resource adequacy through the Western Resource Adequacy Program, which establishes planning reserve margin requirements based on probabilistic reliability metrics and seasonal system conditions.

In addition to our responsibility to meet peak demand, national NERC reliability standards continue to require sufficient dispatchable generation capable of increasing or decreasing output to manage system variability, including the growing demand of intermittent generation such as wind and solar. Our generation portfolio remains a balanced mix of energy and capacity resources having different operating characteristics and fuel sources designed to reliably serve retail customers at the lowest possible cost while maintaining reliability.

Western Energy Imbalance Market

We entered the Western Energy Imbalance Market (EIM), operated by the California Independent System Operator, on June 16, 2021. We have EIM transfer capability with PacifiCorp, Idaho Power Company, Bonneville Power Administration, Avista Corp, and Tacoma Power.

SOUTH DAKOTA ELECTRIC OPERATIONS

Our South Dakota electric utility business, which is conducted through NWE Public Service, operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties. We provide retail electricity to more than 65,600 customers in 118 communities in South Dakota. In 2025, by category, residential, commercial and other sales accounted for approximately 39%, 59%, and 2%, respectively, of our South Dakota retail electric utility revenue.

Transmission and Distribution

Our electric system includes high voltage transmission and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 345 kV	25
Miles of 230 kV	18
Miles of 115 kV and lower voltages	1,301
Total Miles of Electric Transmission Lines	1,344

Electric Distribution Lines
Miles of overhead line	1,630
Miles of underground line	756
Total Miles of Electric Distribution Lines	2,386

Total Transmission and Distribution Substations	123

Our South Dakota system is interconnected with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We also have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.

We are a member in the SPP, with our transmission facilities residing in zone 19 of the SPP footprint. Each year, we review all new or modified transmission assets and transfer functional control of assets that qualify under the SPP Tariff to the SPP. This annual update goes into effect on April 1st each year. To date, we have transferred control of 333 line miles of 115 kV facilities and over 158 line miles of 69 kV facilities. While we have transferred functional control of these facilities to the SPP, they are still owned by us and reflected in the table above. Along with SPP, our South Dakota facilities have ties to MISO. We have grandfathered agreements in MISO, which provide us the access to move the power from the Coyote, Big Stone, and Neal power plants to our customers. Along with operating the transmission system, SPP also coordinates regional transmission planning for all of its members on an annual basis through its Integrated Transmission Planning (ITP) process. Our annual participation in the ITP process includes model development, system needs assessment, and solution development to address identified needs.

Electric Supply

Our annual retail electric supply load requirements average approximately 188 MWs, with a peak load of approximately 325 MWs, and are supplied by owned and contracted resources and market purchases. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We are a member of the SPP. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit into the SPP market both offers to sell our generation and bids to purchase power to serve our load. SPP optimizes next-day and real-time generation dispatch across the region and provides participants with greater access to economic energy. Marketing activities in SPP are handled for us by a third-party provider acting as our agent.

Electric supply resources include 211 MWs from jointly owned coal plants and 118 MWs from two natural gas-fired plants. Additional resources include several peaking units and an 80 MW wind facility. We also purchase the output of four wind projects, three of which are QFs, under power purchase agreements. Actual output for our wind resources varies based upon weather conditions.

Owned Generation Facilities

Details of our generating facilities are described further in the following chart:

Generation Facilities	Fuel Source	Ownership Interest	Owned MW
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	111
Aberdeen Generating Unit No. 2, located near Aberdeen, South Dakota	Natural gas & Liquid Fuel	100.0%	60
Beethoven Wind Project, located near Tripp, South Dakota	Wind	100.0%	80
BGGS, located near Huron, South Dakota	Natural Gas	100.0%	58
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	56
Coyote Electric Generating Station, located near Beulah, North Dakota	Lignite coal	10.0%	43
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100.0%	12
Total			420

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

Resource Planning

We maintain an integrated resource planning process that includes forecasts of customer energy usage and evaluates a range of options to provide for the economic, reliable, and timely supply of energy. We regularly update our load forecasts to reflect changes in customer demand, industrial growth, and regional planning requirements, and we assess future generating capacity needs on an ongoing basis. In September 2024, we submitted an updated 2024 IRP to the South Dakota Public Utilities Commission that incorporates updated load forecasts, revised planning reserve margin requirements, updated resource cost and performance assumptions, and an evaluation of a range of resource portfolios over a twenty-year planning horizon.

Consistent with the 2024 IRP, we are replacing older generation resources at the Aberdeen Generating Station, with construction of Aberdeen Generating Station Units 3 & 4 underway and an expected in-service date in 2026. This project is expected to provide approximately 33 MW of nameplate capacity at a total projected cost of approximately $65.0 million, of which approximately $29.0 million is expected to be incurred in 2026.

The SPP has recently updated its resource accreditation and Planning Reserve Margin (PRM) requirements in response to growing reliability concerns. As a result, SPP is requiring additional accredited capacity by 2030 to meet the updated PRM targets. In October 2025, we submitted a project with the SPP under their Expedited Resource Adequacy Study program for the construction of a 131 MW natural gas generating facility located in Aberdeen, South Dakota, to meet regional capacity needs by 2030. Anticipated costs for this project are approximately $300.0 million.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana, which is conducted through NW Corp, includes production, storage, transmission and distribution. During 2025, we distributed natural gas to approximately 249,400 customers in 123 Montana communities over a system that consists of approximately 5,900 miles of underground distribution pipelines. We also serve a smaller distribution company that provides service to approximately 1,417 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 51 Bcf during the year ended December 31, 2025.

Miles of Natural Gas Transmission	2,133

Miles of Natural Gas Distribution	5,939

City Gate Stations	134

We have connections in Montana with five major, unaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, Black Hills Energy, and Many Islands Pipeline. Thirteen compressor sites provide more than 51,400 horsepower on the transmission line and an additional 16,586 horsepower at our storage fields, capable of moving more than 400,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

Natural gas is used primarily for residential and commercial heating, and as fuel for three electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2025, were approximately 22.8 Bcf. Our Montana natural gas supply requirements for electric generation fuel for the year ended December 31, 2025, were approximately 10.8 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in significant natural gas producing regions in the United States, primarily the Rocky Mountains (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage - Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value: as we own these assets, which are regulated, our customers are better protected from potential price spikes in the market. As of December 31, 2025, these owned reserves totaled approximately 25.3 Bcf and are estimated to provide approximately 2.76 Bcf in 2026, or approximately 14 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.85 Bcf and maximum aggregate daily deliverability of approximately 194,000 dekatherms.

South Dakota and Nebraska

Through NWE Public Service, we provide natural gas to approximately 51,200 customers in 82 South Dakota communities and approximately 43,400 customers in 4 Nebraska communities. In South Dakota, we also transport natural gas for nine gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one large end-user account. We delivered approximately 31.0 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.8 Bcf of third-party transportation volume on our Nebraska distribution system during 2025.

Miles of Natural Gas Transmission	55

Miles of Natural Gas Distribution - South Dakota	1,853

Miles of Natural Gas Distribution - Nebraska	836

Our South Dakota natural gas supply requirements for the year ended December 31, 2025, were approximately 6.3 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2025, were approximately 4.1 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

Municipal Natural Gas Franchise Agreements

We have municipal franchises to provide natural gas service in the communities we serve in Nebraska and South Dakota. The terms of the franchises vary by community. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We continue to serve those customers while we obtain formal renewals. In the 2025 Montana legislative session, new language was enacted eliminating the requirement for gas franchise agreements. Under this law, utility providers may construct and maintain natural gas lines within the public rights-of-way without obtaining a franchise agreement. Two of our South Dakota franchises and two of our franchises in Nebraska, which account for approximately 32,613 or 34 percent of our South Dakota and Nebraska natural gas customers, are scheduled to reach the end of their fixed term during the next five years. We do not anticipate termination of any of these franchises.

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

As detailed below, the rates we charge our utility customers are set through approval by the regulatory commission with jurisdiction in each of our respective service territories. Base rates are the rates that are intended to allow us the opportunity to collect from our customers total revenues (revenue requirements) equal to our cost of providing delivery and rate-based supply services, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates and cost tracking clauses. We may ask the respective regulatory commission to increase base rates from time to time. Rate increase requests are normally reviewed based on historical data and any resulting approvals may not always keep pace with increasing costs. For more information on current regulatory matters, see Note 5 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base (amounts we earn a return on) and authorized rates of return in each jurisdiction, estimated as of December 31, 2025:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions)	Year-end Estimated Rate Base (millions)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery and production(1)	February 2026	$3,176.2	$3,425.6	7.00%	9.65%	47.84%
Montana - Colstrip Unit 4	February 2026	256.7	256.0	8.25%	10.00%	50.00%
Montana natural gas delivery and production(2)	February 2026	757.3	886.6	6.97%	9.60%	47.84%
Montana natural gas delivery - Great Falls Gas	October 2018(3)	17.5	27.4	6.91%	9.20%	50.97%
Total Montana(4)		$4,207.7	$4,595.6
South Dakota electric(5)	January 2024	$791.8	$795.0	6.81%	n/a	n/a
South Dakota natural gas(5)	December 2024	96.2	124.4	6.91%	n/a	n/a
Total South Dakota		$888.0	$919.4
Nebraska natural gas(5)	July 2025	$46.0	$54.7	7.09%	9.55%	n/a
		$5,141.7	$5,569.7
(1) The revenue requirement associated with the FERC regulated portion of Montana electric transmission and ancillary services are included as revenue credits to our MPSC jurisdictional customers. Therefore, we do not separately reflect FERC authorized rate base or authorized returns.
(2) The Montana gas revenue requirement includes a step-down which approximates annual depletion of our natural gas production assets included in rate base.
(3) This jurisdiction was acquired in 2025 as part of the acquisition of Energy West Operations. For additional information regarding this acquisition, see Note 4 - Acquisition of Energy West Operations to the Consolidated Financial Statements included herein.
(4) This table excludes insignificant jurisdictions for Montana propane delivery, Havre Pipeline Company, and Cut Bank Gas natural gas delivery.
(5) For those items marked as "n/a," the respective settlement and/or order was not specific as to these terms.

MPSC Regulation

Nearly all of our Montana operations are subject to the jurisdiction of the MPSC with respect to rates, terms and conditions of service, accounting records, electric service territorial issues and other aspects of our operations, including when we issue, assume, or guarantee securities in Montana, or when we create liens on our regulated Montana properties. We have an obligation to provide service to our customers with an opportunity to earn a regulated rate of return.

Electric Supply Tracking Mechanism - The PCCAM tracks, for recovery through utility rates, the cost of power purchased and fuel used to generate electricity. The PCCAM incorporates sharing of a portion of the business risk or benefit associated with the energy supply costs with 90 percent of the variance above or below the established base revenues and actual costs collected from or refunded to customers. As part of its December 2025 order, the MPSC has suspended the 90/10 cost sharing mechanism of the PCCAM on a temporary basis pending further review by the MPSC. See Note 5 - Regulatory Matters within the Consolidated Financial Statements for further information. Certain PCCAM rates are adjusted on a quarterly basis for volumes and costs during each July to June 12-month tracking period based on the established base revenues and actual costs collected from or refunded to customers. Customer prices may be adjusted annually to absorb the difference for the annual tracking period. Annual filings are based on a July through June 12-month tracking period, and are subject to review by the MPSC to determine if electric supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, recovery of such costs may be disallowed.

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

Phase In Rate Plan Rider - Effective July 1, 2025, we received approval to begin recovering costs for Aberdeen Generating Station Units 3 & 4 through our Phase in Rate Plan Rider. This tariff allows recovery of capital investments without filing a general electric rate review. SDPUC approval of the plan and associated project cost recovery are required. An update to this plan is required to be filed with the SDPUC by June 1 of each year.

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

The electricity sold from NW Colstrip 370, which has a 25 percent ownership interest in Colstrip Units 3 & 4, is subject to the FERC's jurisdiction and regulations with respect to rates for electricity sold at wholesale. We have submitted a request to the FERC for approval of cost-based rates and expect this rate approval to be effective in the first quarter of 2026. We have signed a contract to sell the dispatchable capacity and associated energy from NW Colstrip 370 through late 2027. This contract is subject to the approval by the FERC.

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

Our hydroelectric generating facilities are licensed by the FERC and operated in accordance with the terms of those licenses and applicable FERC regulations. As part of the relicensing process, federal law authorizes FERC to issue a new license to the current licensee, to a different licensee, or, alternatively, permits the U.S. government to assume ownership and operation of the facility. If the existing licensee is not granted a new license, it is entitled to compensation equal to its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable severance damages for other property adversely affected by the loss of the license.
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

In 2024, the EPA released final rules that will potentially impose requirements on fossil fuel assets, however, in 2025, the EPA issued multiple Notices of Proposed Rulemaking that would remove these additional requirements on fossil fuel assets. There is no mandated timeline for final action on these rules. If the MATS Rules are implemented and enforced as currently written, between now and 2028 total compliance costs for the Colstrip plant are estimated to range from $350 million to $665 million, of which we would be responsible for our proportionate share. This estimate has been developed by the Colstrip operator and represents an initial high-level scoping estimate that will require significant refinement to narrow the range of costs, which is currently underway. Without change, implementation of existing environmental regulations have the potential to limit or curtail our operations, including the burning of fossil fuels at our coal-fired and some natural gas power plants. While we strive to comply with all environmental regulations applicable to our operations, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to energy and environmental laws and regulations, or new administrative or judicial interpretations or enforcement decisions regarding them.

For more information on environmental regulations and contingencies and related capital expenditures, see Note 20 - Commitments and Contingencies, to the Consolidated Financial Statements.

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

As of December 31, 2025, we had 1,667 employees. Of these, 1,353 employees were in Montana and 314 were in South Dakota or Nebraska. Of our Montana employees, 489, or 36 percent are covered by five unions under eight collective bargaining agreements. All eight of these collective bargaining agreements are set to expire in 2026 and are currently under renegotiation. Of our South Dakota and Nebraska employees, 167, or 53 percent, are covered by a collective bargaining agreement that is set to expire in 2026 and is now being renegotiated. We consider our relations with employees and union leadership to be positive and respectful.

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

We are committed to internal pay equity, and the Human Resources Committee of the Board of Directors monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. During 2025 and 2024, the compensation for our Chief Executive Officer (CEO) was approximately 36 and 34 times, respectively, the compensation of our median employee.

We believe that a significant portion of an executive’s pay should be at risk in the form of performance-based incentive awards that are only paid if the individual and company performance targets are met. For 2025, approximately 82 percent of the targeted compensation of our CEO and about 63 percent of the targeted compensation of our other named executive officers is at risk in the form of performance-based incentive awards or time-based awards tied to the value of equity. Our Board of Directors establishes the metrics and targets for these incentive awards, based upon advice from the Board of Directors’ independent compensation consultant. In addition, our compensation practices have led to a relatively low CEO to median employee ratio of approximately 36 to 1 for 2025.

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

Health and Safety

As stewards of critical infrastructure, providers of energy service, and members of the communities we serve, our top service value is the safety and well-being of our employees and customers. We integrate safety and health into every aspect of our business, continuously monitoring various areas related to safety practices and policies. Key metrics include the recordable incident rate (the number of work-related injuries per 100 employees over a one-year period) and the lost time incident rate (the number of employees who miss work due to work-related injuries per 100 employees over a one-year period). During the years ended December 31, 2025 and 2024, our recordable incident rates were 1.73 and 1.65, respectively, and lost time incident rates were 0.54 and 0.57, respectively, on a company wide basis.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Current Title and Prior Employment	Age(1)
Brian B. Bird	President and Chief Executive Officer and Director of NorthWestern Energy Group, Inc., since October 2, 2023, and of NWE Public Service since January 1, 2024, and of NW Corp since January 2023; formerly President and Chief Operating Officer of NW Corp since February 2021 and Chief Financial Officer from December 2003 to February 2021.	63

Crystal D. Lail	Vice President and Chief Financial Officer of NorthWestern Energy Group, Inc., since October 2, 2023, and of NWE Public Service since January 1, 2024, and of NW Corp since February 2021; formerly Vice President and Chief Accounting Officer of NW Corp since April 2020; and Vice President and Controller from October 2015 to April 2020.	47

Shannon M. Heim	Vice President - General Counsel and Federal Government Affairs of NorthWestern Energy Group, Inc., since October 2, 2023, and of NWE Public Service since January 1, 2024, and of NW Corp since January 2023; formerly Director, Regulatory Corporate Counsel of NW Corp since June 2020; and formerly Equity Shareholder at the law firm of Moss & Barnett, P.A. from 2017 to 2020.	53

Bleau J. Lafave	Vice President - Asset Management & Business Development of NW Corp since June 2023 and of NWE Public Service since January 1, 2024; formerly Director of Long-Term Resources of NW Corp since 2003.	55

Bobbi L. Schroeppel	Vice President - Customer Care, Communications and Human Resources of NW Corp since May 2009 and of NWE Public Service since January 1, 2024.	57

Jason C. Merkel	Vice President - Distribution of NW Corp since September 2022 and of NWE Public Service since January 1, 2024; formerly General Manager - Operations and Construction of NW Corp since 2007.	58

Jeanne M. Vold	Vice President - Technology of NW Corp since February 2021 and of NWE Public Service since January 1, 2024; formerly Business Technology Officer of NW Corp since 2012.	59

Michael R. Cashell(2)	Vice President - Transmission of NW Corp since May 2011 and of NWE Public Service since January 1, 2024.	63

(1) As of February 6, 2026.
(2) Michael Cashell has announced that he will retire from the Company in April of 2026.

Officers are elected annually by, and hold office at the pleasure of, the Board of Directors (Board), and do not serve a “term of office” as such.

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

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could adversely affect our business, financial condition, results of operations or cash flows in the future. You should read this summary together with the more detailed description of each risk factor contained below.

Regulatory, Legislative and Legal Risks
•Our ability to recover prudently incurred costs and earn authorized returns depends on regulatory outcomes;
•Changes in laws, energy policies, or regulatory frameworks may increase costs or limit growth;
•Environmental compliance requirements may require significant investments, which may or may not be recoverable, or early retirements of certain generating facilities;
•Exposure to litigation may delay projects or restrict operations;
•Reliability and safety compliance failures could result in substantial penalties; and
•Mandated QF purchases may increase costs and limit investment flexibility.

Operational Risks
•Utility operations involve hazards that may cause outages, injuries, or environmental harm;
•Increasing fire risk may lead to significant claims or penalties;
•System constraints may limit reliable service or access to lower-cost supply;
•Reliance on market purchases exposes us to price volatility and counterparty risks;
•Weather variability impacts loads, supply, hydrology, and financial performance;
•Fuel supply disruptions may increase costs or reduce generation availability;
•Decreasing customer usage may reduce revenues and increase system costs;
•Cyber and physical security threats may disrupt operations or compromise data;
•Supply-chain delays, inflation, and labor shortages may impair operations; and
•Workforce challenges may affect safety, operations, and project execution.

Liquidity and Financial Risks
•Insurance coverage may be insufficient for certain risks;
•Capital projects and acquisitions carry permitting, cost, and recovery risks;
•Access to capital markets may be constrained by interest rates or volatility;
•Energy transition policies and technologies present financial and operational risks;
•Credit rating downgrades would increase borrowing costs and collateral needs;
•QF minimum energy obligations may expose us to higher replacement power costs;
•Changes in tax laws may affect earnings and cash flows;
•Counterparty defaults may impact liquidity;
•Pension and benefit plan performance may increase costs; and
•We rely on subsidiary dividends subject to regulatory constraints.

Risks Related to the Merger
•The fixed exchange ratio creates variability in merger consideration value;
•Required approvals may delay, condition, or prevent merger completion;
•Deal protections and termination fees may discourage alternatives;
•Merger uncertainty may impact stock price, ratings, and operations; and
•Merger-related litigation may cause delays or additional costs.

Risks Relating to the Combined Company Following Completion of the Merger
•Integration challenges may delay or reduce anticipated synergies;
•NorthWestern shareholders will have reduced ownership and voting influence;
•Significant indebtedness may increase refinancing and interest-rate risks;

•Goodwill created in the merger may be subject to impairment;
•Tax attribute limitations may reduce expected NOL benefits;
•Future dividends are not assured; and
•Issuance of new Black Hills Common Stock could negatively impact the Black Hills Common Stock price

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

We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and rates that we can charge customers. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital and rates are generally set through a process called a rate review (or rate case) in which the utility commission analyzes our costs incurred during a historical test year and decides whether they may be included in our base rates. In addition to formal general rate reviews, we also have cost tracking mechanisms that are intended to allow us to recover prudently incurred costs. There can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in rates that allow us the opportunity to earn our authorized return or provide for timely and full recovery of such costs. In 2025, the MPSC disallowed $30.9 million of capital costs that they deemed were not prudently incurred related to the construction of YCGS. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. Differing schedules and regulatory practices between our state commissions and FERC expose us to the risk that we may not fully recover our costs due to timing of filings, specific calculations and issues such as cost allocation methodologies. We are required to have FERC approved cost based rates or FERC approved contract rates in order to sell electricity in the wholesale market. Absent these rates, we may be subject to refund of some or all of the revenue collected. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Adverse regulatory rulings could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on our common stock.

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

We are subject to extensive and changing energy, and environmental laws and regulations with which compliance may be difficult and costly.

Our operations are subject to laws and regulations imposed by federal, state and local government authorities regarding energy policy, permitting/siting for energy projects, the environment, air and water quality, GHG emissions, protection of natural resources, migratory birds and other wildlife, solid waste disposal, coal ash and other environmental considerations.

In response to recent regulatory and judicial decisions and international accords, GHG emissions, most significantly CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to GHG emissions. In 2024, the EPA released final rules that will potentially impose requirements on fossil fuel assets, however, in 2025, the EPA issued multiple Notices of Proposed Rulemaking that would remove these additional requirements on fossil fuel assets. There is no mandated timeline for final action on these rules. If these promulgated GHG and MATS Rules are implemented and enforced as currently written, they may affect our ability to reliably serve our customers and we could be subject to significant additional compliance costs that would affect our future financial position, results of operations, and cash flows if such costs are not recovered through regulated rates. Such changes also could affect the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

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

We are also at risk of unfavorable litigation outcomes related to zoning and environmental permits. In 2023, due to lawsuits filed by the Montana Environmental Information Center and Sierra Club alleging that the environmental analysis conducted by the MDEQ prior to the issuance of the YCGS air quality construction permit was inadequate, the Montana District Court issued an order vacating our YCGS air quality permit pending the MDEQ addressing the identified deficiencies. While we eventually were successful in staying this order, and the air quality permit was subsequently reinstated, due to this litigation we paused construction for approximately three months, causing us to incur substantial additional costs. Adverse litigation outcomes, such as this, could cause us to delay or terminate projects, increase costs and impact our ability to service our customers.

Early closure of our owned and jointly owned electric generating facilities due to environmental risks, litigation or public policy changes could have a material adverse impact on our results of operations and liquidity.

While a majority of our Company-wide electric supply portfolio is carbon-free, it does include fossil-fuel resources. Environmental advocacy groups, certain investors and other third parties oppose the operation of fossil-fuel generation, expressing concerns about the environmental-related impacts from fossil fuels. This opposition may increase in scope and frequency depending on a number of variables, including the course of Federal and State laws and environmental regulations and the financial resources devoted to opposition efforts. These risks include litigation against us due to GHG or other emissions or coal combustion residuals disposal and storage; activist shareholder proposals; and increased activism before our regulators. We cannot predict the effect that any such opposition may have on our ability to operate and recover the costs of our generating facilities. In addition, defense costs associated with litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

In particular, as described more fully below in Note 20 - Commitments and Contingencies to the Consolidated Financial Statements included herein, we are a co-owner of the coal-fired Colstrip Units 3 & 4 generating facility. The remaining depreciable life of our investments in Colstrip Units 3 & 4 is through 2042.

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

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable, as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM. During recent periods, we have had a significant under-collection of these costs impacting our results of operations and cash flows. As described more fully below in Note 5 - Regulatory Matters to the Consolidated Financial Statements included herein, while the MPSC has suspended the sharing component of the Montana PCCAM beginning on February 1, 2026, pending further review, there can be no assurances that a final order will be issued eliminating this sharing component.

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

Weather and weather patterns, including normal seasonal and quarterly fluctuations of weather, as well as extreme weather events, could adversely affect our ability to manage our operational requirements to serve our customers, and ultimately adversely affect our results of operations and liquidity.

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

We are exposed to risks related to performance of contractual obligations by our suppliers, which includes parties transporting natural gas. We are dependent on coal and natural gas for a significant portion of our electric generating capacity. We rely on suppliers to deliver coal and natural gas in accordance with short- and long-term contracts. We have certain supply and transportation contracts in place; however, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply and deliver coal and natural gas to us. For instance, there currently is litigation pending relating to adequacy of certain permits for the Rosebud Mine in Montana, which supplies coal to Colstrip and contains significant quantities of coal. In order to operate the Colstrip facility through its currently identified depreciable life of 2042, it will be necessary to identify and contract for coal supply subsequent to expiration of our current contract in 2033. Moreover, the suppliers under these agreements may experience financial or technical problems that inhibit their ability to fulfill their obligations to us. In addition, the suppliers under these agreements may not be required to supply or transport coal and natural gas to us under certain circumstances, such as in the event of a natural disaster. Deliveries may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather, availability of equipment and labor shortages. Failure or delay by our suppliers of coal and natural gas deliveries could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.

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

Decreasing use per customer (driven, for example, by appliance and lighting efficiency) and the availability of cost-effective distributed generation, put downward pressure on load growth. There can be no assurance that load growth from large-load customers, such as data centers, will be realized. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

Business Operations - We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks, physical security breaches and other disruptive activities of individuals or groups, and theft of our critical infrastructure information. Our generation, transmission and distribution facilities are deemed critical infrastructure and provide the framework for our service infrastructure. Cyber crime, which includes the use of malware, phishing attempts, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years. The advancement of artificial intelligence and large language models has given rise to additional vulnerabilities and potential entry points for cyber crime. Our assets and the information technology systems on which they depend are direct targets of, or are indirectly affected by, cyber attacks and other disruptive activities, including those that impact third party facilities that are interconnected to us. Any significant interruption of these assets or systems could prevent us from fulfilling our critical business functions including delivering energy to our customers, and sensitive, confidential and other data could be compromised.

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

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, potential tariffs on imported products, scarcities/shortages, longer fulfillment times for orders from our suppliers, workforce availability, and wage increases.

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

We have significant capital requirements that we expect to fund, in part, by accessing capital markets. As such, the state of financial markets and credit availability in the global, U.S. and regional economies impacts our financial condition. We could experience increased borrowing costs or limited access to capital on reasonable terms. We access long-term capital markets to finance capital expenditures, repay maturing long-term debt and obtain additional working capital from time-to-time. For example, we have $105 million of secured long-term debt and $150 million of short-term borrowings maturing in 2026. Our ability to access capital on reasonable terms is subject to numerous factors and market conditions, many of which are beyond our control. If we are unable to obtain capital on reasonable terms, it may limit or prohibit our ability to finance capital expenditures and repay maturing long-term debt. Our liquidity needs could exceed our short-term credit availability and lead to defaults on various financing arrangements. We would also likely be prohibited from paying dividends on our common stock.

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

As we expand our energy generation asset mix, the ability to integrate renewable technologies into our operations and maintain reliability and affordability is a risk. The intermittency of renewables remains a critical challenge particularly as cost-

efficient energy storage is still in development. Other technology risks include the need for significant upfront financial investments, lengthy development timelines, and the uncertainty of integration and scalability across our entire service territory.

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

To complete the Merger, NorthWestern and Black Hills stockholders must vote to approve a number of proposals related to the Merger and the Merger Agreement. Further, the Merger is subject to the satisfaction or waiver of certain closing conditions, including, (1) subject to certain conditions, the receipt of certain regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act), and approval from the FERC and certain state regulatory commissions, in each case on such terms and conditions that would not result in a material adverse effect on the combined company; (2) the absence of any court order or regulatory injunction prohibiting completion of the Merger; (3) the authorization for listing of shares of Black Hills Common Stock to be issued in connection with the Merger on the New York Stock Exchange (NYSE) or other mutually-agreed stock exchange; (4) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (5) compliance by each party in all material respects with its covenants under the Merger Agreement; (6) the absence of a material adverse effect on each party; and (7) receipt by each party of an opinion relating to the anticipated tax-free treatment of the Merger. If the foregoing conditions are not satisfied or waived, one or both of NorthWestern or Black Hills would not be required to complete the Merger.

NorthWestern and Black Hills have not yet obtained stockholder approval or all of the regulatory consents and approvals required to complete the Merger. Governmental or regulatory agencies could seek to block or challenge the Merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Merger. NorthWestern and Black Hills will be unable to complete the Merger until the waiting period under the HSR Act has expired or been terminated and the required governmental approvals have been received. Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require NorthWestern and/or Black Hills to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither NorthWestern nor Black Hills will be obligated to complete the Merger.

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

As of December 31, 2025, NorthWestern had U.S. federal net operating loss carryforwards (NOLs) of approximately $452.2 million, which do not expire. As of December 31, 2025, Black Hills had NOLs of approximately $380.1 million, which also do not expire. However, the NOLs of each of NorthWestern and Black Hills can only be used to offset 80% of U.S. federal taxable income. The combined company's ability to utilize these NOLs and other tax attributes to reduce future taxable income following the closing of the Merger depends on many factors, including its future income, which cannot be assured, and which will be determined after the Merger on a consolidated basis with that of NorthWestern and Black Hills. It is possible that the amount of NOLs and other tax attributes that the combined company is able to utilize in any tax period ending after the closing of the Merger may be less than the amount that NorthWestern and Black Hills together (or either of them separately) would have been able to use had the Merger not taken place.

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

Under the terms of the Merger Agreement, NorthWestern stockholders will receive a fixed exchange ratio of 0.98 shares of Black Hills Common Stock for each share of NorthWestern Common Stock they own at the close of the Merger. Based on the 61,422,945 shares of NorthWestern Common Stock outstanding as of January 26, 2026, Northwestern stockholders would receive approximately 60,194,486 shares of Black Hills Common Stock upon the closing of the Merger. The treatment of outstanding equity awards of each of NorthWestern and Black Hills will vary depending on the type of award, its terms and conditions, and determinations made or to be made by each company or its board of directors, but additional shares, or cash in respect of share equivalents, would be issued to settle equity awards, and such shares are not reflected in the share totals included in the preceding sentence. The Black Hills Common Stock that NorthWestern stockholders will receive upon the exchange of NorthWestern Common Stock for the Merger consideration or in settlement of outstanding equity awards generally may be sold immediately in the public market. It is possible that some former NorthWestern stockholders may seek to sell some or all of the shares of Black Hills Common Stock they receive as Merger consideration, and the Merger Agreement contains no restriction on the ability of former NorthWestern stockholders to sell such shares of Black Hills Common Stock following completion of the Merger. Other Black Hills stockholders may also seek to sell shares of Black Hills Common Stock held by them following completion of the Merger. These sales or other dispositions of a significant number of shares of Black Hills Common Stock (or the perception that such sales or other dispositions may occur), coupled with the increase in the outstanding number of shares of Black Hills Common Stock as a result of the Merger (as well as any increase resulting from future issuances of Black Hills Common Stock), may affect the market for Black Hills Common Stock in an adverse manner and may cause the price of Black Hills Common Stock to fall.

Future disclosures relating to the Merger may not align with investor expectations.

In connection with the Merger, Black Hills filed a registration statement on Form S-4, including a prospectus and joint proxy statement for the NorthWestern stockholders' meeting and the Black Hills stockholders' meeting. Information contained in such registration statement and other future disclosures relating to the Merger, which include (among other things) detailed background about the process leading the Merger, prospective financial information reviewed by the NorthWestern and Black Hills board of directors in connection with the Merger, and updated historical financial information of NorthWestern and Black Hills and pro forma financial information of the combined company, may not align with investor expectations. Such disclosures, the anticipation of such disclosures, or reactions to such disclosures could have an adverse effect on the business of NorthWestern and trading price or liquidity of NorthWestern Common Stock or other securities. Persons making investment decisions about NorthWestern securities prior to such disclosures will be required to do so without the benefit of such information and with the risk that such information may not align with their expectations or that it may have an unexpected impact on NorthWestern or the trading price or liquidity of its securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk

As a fully integrated electric and gas utility, we operate and participate in regional markets and are interconnected with other entities. The operation of these systems depends on information technology systems we own and operate as well as third party systems and service providers. Strategic business partners are also leveraged to support our mission. As an operator of critical infrastructure, nefarious actors may find us a valuable target if they wish to disrupt our operations and negatively impact our customers. The systems and partnerships described above are all potential targets for a cyber-incident. Any significant interruption or failure of our information systems due to cyber-attacks or incidents could hinder our ability to fulfill our critical business functions. This could adversely affect our business, our financial condition, operating results or liquidity. Through the year ending on December 31, 2025, there have been no cybersecurity incidents that have had a material impact, or any impact, on our business strategy, operations, or financial condition.

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

ITEM 2. PROPERTIES

Our material properties include electric generating facilities, electric transmission and distribution lines, and natural gas production, transmission and distribution lines, which are described in Item 1 under Electric Operations and Natural Gas Operations. Substantially all of our NW Corp Montana electric and natural gas assets are subject to the lien of NW Corp's Montana First Mortgage Bond indenture. Substantially all of our South Dakota and Nebraska electric and natural gas assets are subject to the lien of NWE Public Service's South Dakota Mortgage Bond indenture.

ITEM 3. LEGAL PROCEEDINGS

We discuss details of our legal proceedings in Note 20 - Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information is about costs or potential costs that may be material to our financial results.

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the Nasdaq Stock Market. As of February 6, 2026, there were approximately 1,268 common stockholders of record.

The following table contains monthly information about our repurchase of equity securities for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	3,129	67.87	—	—
Total	3,129	$67.87	—	—
(1) Shares were acquired under the share withholding provisions of the Amended and Restated Equity Compensation Plan for payment of taxes associated with the vesting of equity compensation awards.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following includes a discussion of our results of operations and cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024, on both a consolidated basis and on a segment basis. For a discussion of our financial results and cash flows for the year ended December 31, 2024 compared with the year ended December 31, 2023, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

This discussion should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our segments, see Note 22 - Segment and Related Information, to the Consolidated Financial Statements.

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

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 850,300 customers in Montana, South Dakota, Nebraska, and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2025, 2024 and 2023. Following is a discussion of our strategy and significant trends.

On August 18, 2025, we entered into the Merger Agreement with Black Hills and Merger Sub that provides for an all-stock merger of equals between NorthWestern and Black Hills. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills, which would assume the new corporate name of Bright Horizon Energy as the resulting parent company of the combined corporate group. The Merger will combine the strengths of both companies, resulting in an organization with greater scale, financial stability, and operational expertise. It is designed to create a stronger, more resilient energy company focused on delivering safe, reliable, and affordable energy solutions to customers. Under the provisions of ASC Topic 805, which requires the identification of an acquirer in a business combination, Black Hills is the accounting acquirer. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of NorthWestern issued and outstanding as of immediately prior to closing will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of Black Hills Common Stock. See Note 3 - Pending Merger with Black Hills Corporation to the Consolidated Financial Statements included herein for additional information regarding this pending Merger.

We work to deliver safe, reliable and innovative energy solutions that create value for customers, communities, employees, and investors. We do this by providing low-cost and reliable service performed by highly-adaptable and skilled employees. We are focused on delivering long-term shareholder value through:

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

In 2025, approximately 52 percent of our owned and long-term contracted resources originated from carbon-free resources, compared to approximately 41 percent for the total U.S. electric power industry. We are committed to providing customers with reliable and affordable electric and natural gas services while also being good stewards of the environment. Towards this end, our efforts towards a carbon-free future are outlined through our goal to achieve net zero carbon emissions by 2050. Our vision for the future builds on the progress we have made, including our hydroelectric system in Montana, which is 100 percent carbon free and is readily available capacity. For us, wind generation is a close second and continues to grow. While utility-scale solar energy has not been a significant portion of our energy mix to date, we expect solar to further evolve along with advances in energy storage. We are committed to working with our customers and communities to help them achieve their sustainability goals and add new technology on our system.

HOW WE PERFORMED IN 2025 COMPARED TO OUR 2024 RESULTS

	Year Ended December 31, 2025 vs. 2024
	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income
	(in millions)
December 31, 2024	$214.7	$9.4	$224.1
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Base Rates	93.3	(23.6)	69.7
Electric transmission revenue	14.0	(3.5)	10.5
Production tax credits, offset within income tax benefit (expense)	6.6	(6.6)	—
Montana natural gas transportation	4.8	(1.2)	3.6
Electric retail volumes	4.3	(1.1)	3.2
Natural gas retail volumes	2.0	(0.5)	1.5
Montana property tax tracker collections	(14.2)	3.6	(10.6)
Non-recoverable Montana electric supply costs	(7.3)	1.8	(5.5)
Other	0.1	0.0	0.1

Variance in expense items(2) impacting net income:
Operating, maintenance, and administrative	(37.7)	9.5	(28.2)
Non-cash regulatory disallowance of certain YCGS capital costs	(30.9)	7.8	(23.1)
Depreciation	(21.9)	5.5	(16.4)
Interest expense	(18.7)	4.7	(14.0)
Merger-related costs	(9.3)	—	(9.3)
Property and other taxes not recoverable within trackers	(2.1)	0.5	(1.6)
Release of unrecognized tax benefits - current year	—	7.4	7.4
Release of unrecognized tax benefits - prior year	—	(16.9)	(16.9)
Prior year Gas repairs safe harbor method change	—	(7.0)	(7.0)
Other	(10.1)	3.7	(6.4)
December 31, 2025	$187.6	$(6.5)	$181.1
Change in Net Income			$(43.0)
(1) Exclusive of depreciation and depletion shown separately below.
(2) Excluding fuel, purchased supply, and direct transmission expense.

Consolidated net income in 2025 was $181.1 million as compared with $224.1 million in 2024. This decrease was primarily due to higher operating expenses, including a non-cash charge for the regulatory disallowance of certain YCGS capital costs resulting from the MPSC's final order on our rate review, merger-related costs, and depreciation, interest expense, Montana property tax tracker collections, non-recoverable Montana electric supply costs, and higher income tax expense due to a less favorable uncertain tax position release and a prior year income tax benefit from a gas repairs safe harbor method change. These were partly offset by higher rates, electric transmission revenue, natural gas transportation revenues, and retail volumes.

SIGNIFICANT TRENDS AND REGULATION

Montana Rate Review

In July 2024, we filed a Montana electric and natural gas rate review with the MPSC requesting an annual increase to electric and natural gas utility rates. In December 2025, the MPSC issued a final order approving the natural gas settlement agreement and partial electric settlement agreement. Among other things, the approved partial electric settlement agreement provides for the deferral and annual recovery of incremental operating costs related to wildfire mitigation and insurance expenses through the Wildfire Mitigation Balancing Account.

The details of this final order are set forth below:

Returns, Capital Structure & Revenue Increase Resulting From Final Order ($ in millions)
	Electric	Natural Gas
Return on Equity (ROE)	9.65%	9.60%
Equity Capital Structure	47.84%	47.84%

Base Rates	$105.5	$18.0
PCCAM(1)(2)	(94.5)	n/a
Property Tax (tracker base adjustment)(1)	(1.8)	0.1
Total Revenue Increase Through Final Order	$9.2	$18.1
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) This PCCAM reduction of $94.5 million represents the reduction in revenue at the previously approved 2021 PCCAM base of $208.3 million using the 2023 Montana rate review test period loads.

The final order provides for an update to the PCCAM by adjusting the base costs from $208.3 million to $119.0 million. It also suspended the 90/10 cost sharing mechanism of the PCCAM on a temporary basis pending further review by the MPSC. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of YCGS. As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance within Operating and maintenance on the Consolidated Statements of Income and a corresponding reduction to Property, plant, and equipment, net on the Consolidated Balance Sheets. As of December 31, 2025, we have deferred $7.7 million of base rate revenues collected that will be refunded to customers.

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, of which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year.

Montana Large-Load Tariff

The MPSC requested information on our plan to serve potential large-load customers and related resource adequacy issues. We responded in March 2025, outlining our policy and legal positions, emphasizing the importance of economic development for Montana and our commitment to serving our existing customers. We expect to submit a filing with the MPSC during the first half of 2026 to address data center development discussed below, incorporating rate design that prevents cost shifting of infrastructure upgrades needed to serve large-load customers to other retail customers.

Data Center Development

In July 2025, we entered into a nonbinding letter of intent with Quantica Infrastructure to evaluate the transmission infrastructure and generation resources needed to support their proposed need. We had previously disclosed, in December 2024, two separate nonbinding letters of intent with Sabey Data Centers (Sabey) and Atlas Power Holdings LLC (Atlas) to provide electric supply services for data centers being developed in Montana. The combined energy service requirement associated with these letters of intent is currently expected to be 175 megawatts beginning in late 2027, or earlier, with growth of up to 1,100 megawatts or more by 2030. We have signed development agreements with both Sabey and Atlas and are working with each of these parties to execute electric service agreements.

Resources and regulatory mechanisms to be utilized for serving these requests are pending further evaluation and regulatory considerations.

Colstrip Acquisitions and Requests for Cost Recovery

As previously disclosed, we entered into definitive agreements with Avista and Puget to acquire their respective interests in Colstrip Units 3 and 4 for $0 and completed these acquisitions on January 1, 2026. Accordingly, we are responsible for the associated operating costs beginning on January 1, 2026, which we will not collect through utility base rates until requested in a future Montana rate review. Puget and Avista will remain responsible for their respective pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommissioning and demolition costs associated with the existing facilities that comprise their interests.

Avista Interests - The 222 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Avista (Avista Interests) on January 1, 2026, was identified as a key element in our strategy to achieve resource adequacy for customers, as outlined in our 2023 Montana Integrated Resource Plan. Noting the costs associated with operating this resource are not currently reflected in utility customer rates, in August 2025, we filed a temporary PCCAM tariff waiver request with the MPSC that would provide a near-term cost-recovery mechanism expected to largely offset approximately $18.0 million in annual incremental operating and maintenance costs associated with the Avista Interests. This waiver requested that the MPSC allow us to keep 100 percent of the net revenue associated with certain designated power sales contracts up to the amount of the operating and maintenance expenses we incur associated with our Avista Interests. Furthermore, the waiver request indicated that any net revenues from the designated contracts exceeding the operating and maintenance expenses associated with our Avista Interests would continue to flow back to retail customers. In January 2026, the MPSC approved our PCCAM tariff waiver request on an interim basis with final approval or denial subject to the ongoing PCCAM docket process.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30.0 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. We expect this rate approval to be effective in the first quarter of 2026. If our request for rates effective January 1, 2026 is not approved, we could incur refund liability for contract revenues received during the unauthorized period.

Generation Capacity in South Dakota

The SPP has recently updated its resource accreditation and PRM requirements in response to growing reliability concerns. As a result, SPP is requiring additional accredited capacity by 2030 to meet the updated PRM targets. In October 2025, we submitted a project with the SPP under their Expedited Resource Adequacy Study program for the construction of a 131 MW natural gas generating facility located in Aberdeen, South Dakota, to meet regional capacity needs by 2030. Anticipated costs for this project are approximately $300.0 million.

Regional Transmission Development Activities

In December 2024, we signed a nonbinding memorandum of understanding (MOU) with North Plains Connector LLC, a wholly owned subsidiary of Grid United, to own 10 percent (300 megawatts) of the NPC Consortium project. The project is entering the permitting phase. Currently, construction is planned to commence in 2028, subject to receipt of regulatory approvals, with the project expected to be operational by 2032. Under the terms of the MOU, Grid United will continue to fund the development of the NPC and we will make our investment decision when the regulatory approvals and permits are in place. The project is a critical infrastructure investment that aligns with our commitment to providing reliable and affordable energy to our customers while also supporting broader grid resilience efforts in the region.

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

Montana Wildfire Risk Mitigation

The Montana Legislature approved House Bill 490 in April 2025. It precludes common law strict liability claims for damages related to wildfire and electric activities or wildfire mitigation activities; establishes a statutory standard of care, supplanting common law causes of action and other theories of recovery; and creates a rebuttable presumption that an electric facilities provider acted reasonably if it substantially followed an approved wildfire mitigation plan. The legislation also defines the availability of damages by allowing noneconomic personal injury damages only when there is bodily injury and punitive damages only when an injured party proves by clear and convincing evidence that an electric facilities provider's actions were grossly negligent or intentional. The MPSC approved our wildfire mitigation plan in November 2025. The wildfire mitigation plan for the Colstrip transmission system was submitted to the MPSC on November 7, 2025, and we anticipate a decision in the first quarter of 2026.

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

Distribution and Transmission Modernization and Maintenance - The primary goals of our infrastructure investments are to reverse the trend in aging infrastructure, maintain reliability, proactively manage safety, build capacity into the system, and prepare our network for the adoption of new technologies. We are taking a proactive and pragmatic approach to replacing these assets while also evaluating the implementation of additional technologies to prepare the overall system for smart grid applications. Approximately $2.3 billion, or 70 percent, of our capital forecast above is projected to be spent on our distribution and transmission system. In 2025, we completed the installation, which began in 2021, of automated metering infrastructure in Montana.

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

Revenues are also impacted by customer growth and usage, the latter of which is primarily affected by weather and the impact of energy efficiency initiatives and investment. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among our residential customers. We measure this effect based on the number of customers, temperature variances, and the amount of electricity or natural gas historically used per degree of temperature. Degree-day, which is the difference between the average daily actual temperature and a baseline temperature of 65 degrees, is used to estimate the amount of energy required to maintain comfortable indoor temperature levels based on each day's average temperature. Heating degree-days result when the average daily temperature is less than the baseline. Cooling degree-days result when the average daily temperature is greater than the baseline. The statistical weather information in our regulated segments represents a comparison of this data.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Consolidated net income in 2025 was $181.1 million as compared with $224.1 million in 2024, a decrease of $43.0 million. This decrease was primarily due to higher operating expenses, including a non-cash charge for the regulatory disallowance of certain YCGS capital costs resulting from the MPSC's final order on our rate review, merger-related costs, and depreciation, interest expense, Montana property tax tracker collections, non-recoverable Montana electric supply costs, and higher income tax expense due to a less favorable uncertain tax position release and a prior year income tax benefit from a gas repairs safe harbor method change. These were partly offset by higher rates, electric transmission revenue, natural gas transportation revenues, and retail volumes.

Consolidated gross margin in 2025 was $484.3 million as compared with $460.8 million in 2024, an increase of $23.5 million or 5.1 percent. This increase was primarily due to higher rates, electric transmission revenue, natural gas transportation revenues, and retail volumes. These were partly offset by higher operating expenses, including a non-cash charge for the regulatory disallowance of certain YCGS capital costs resulting from the MPSC's final order on our rate review and depreciation, Montana property tax tracker collections, and non-recoverable Montana electric supply costs.

	Electric		Natural Gas		Total
	2025	2024	2025	2024	2025	2024
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$1,270.0	$1,200.7	$340.6	$313.2	$1,610.6	$1,513.9
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	306.6	329.6	103.2	104.2	409.8	433.8
Less: Operating and maintenance	224.4	171.7	60.5	56.1	284.9	227.8
Less: Property and other taxes	140.9	126.5	41.2	37.4	182.1	163.9
Less: Depreciation and depletion	208.6	190.0	40.9	37.6	249.5	227.6
Gross Margin	389.5	382.9	94.8	77.9	484.3	460.8
Operating and maintenance	224.4	171.7	60.5	56.1	284.9	227.8
Property and other taxes	140.9	126.5	41.2	37.4	182.1	163.9
Depreciation and depletion	208.6	190.0	40.9	37.6	249.5	227.6
Utility Margin(1)	$963.4	$871.1	$237.4	$209.0	$1,200.8	$1,080.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Year Ended December 31,
	2025	2024	Change	% Change
	(in millions)
Utility Margin
Electric	$963.4	$871.1	$92.3	10.6%
Natural Gas	237.4	209.0	28.4	13.6
Total Utility Margin(1)	$1,200.8	$1,080.1	$120.7	11.2%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated utility margin in 2025 was $1,200.8 million as compared with $1,080.1 million in 2024, an increase of $120.7 million, or 11.2 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Base Rates	$93.3
Electric transmission revenue due to market conditions and rates	14.0
Montana natural gas transportation	4.8
Electric retail volumes	4.3
Natural gas retail volumes ($4.2 million due to acquisition of Energy West Operations)	2.0
Montana property tax tracker collections	(14.2)
Non-recoverable Montana electric supply costs	(7.3)
Other	0.1
Change in Utility Margin Impacting Net Income	97.0

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	16.3
Production tax credits, offset in income tax expense	6.6
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.8
Change in Items Offset Within Net Income	23.7
Increase in Consolidated Utility Margin(1)	$120.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Electric retail volumes were driven by favorable weather in South Dakota impacting residential demand, higher Montana commercial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in Montana, lower commercial demand in South Dakota, and lower industrial demand. Natural gas retail volumes were driven by the acquisition of Energy West, favorable weather in South Dakota and Nebraska, higher commercial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in Montana.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding QF costs) were allocated 90 percent to Montana customers and 10 percent to shareholders. For the twelve months ended December 31, 2025, we under-collected supply costs of $73.9 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $8.2 million (10 percent of the PCCAM Base cost variance). For the twelve months ended December 31, 2024, we under-collected supply costs of $8.0 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.9 million (10 percent of the PCCAM Base cost variance). As part of the MPSC's final order on our Montana electric rate review they suspended the 90/10 cost sharing mechanism of the PCCAM on a temporary basis pending further review by the MPSC.

	Year Ended December 31,
	2025	2024	Change	% Change
	(in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$284.9	$227.8	$57.1	25.1%
Administrative and general	158.2	137.4	20.8	15.1
Property and other taxes	182.3	163.9	18.4	11.2
Depreciation and depletion	249.5	227.6	21.9	9.6
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$874.9	$756.7	$118.2	15.6%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $874.9 million in 2025, as compared with $756.7 million in 2024. Primary components of the change include the following (in millions):

Operating Expenses
2025 vs. 2024
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Non-cash regulatory disallowance of certain YCGS capital costs	$30.9
Depreciation expense due to plant additions and higher depreciation rates	21.9
Electric generation maintenance	9.9
Merger-related costs, primarily including consulting and legal fees	9.3
Wildfire mitigation expense, partly offset by higher base revenues	8.9
Insurance expense, primarily due to increased wildfire risk premiums	7.8
Labor and benefits(1)	7.6
Technology implementation and maintenance	3.5
Property and other taxes not recoverable within trackers	2.1
Uncollectible accounts	1.1
Litigation outcome (Pacific Northwest Solar)	(2.4)
Non-cash impairment of alternative energy storage investment	(1.7)
Other	3.0
Change in Items Impacting Net Income	101.9

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	16.3
Deferred compensation, offset in other income	2.1
Operating and maintenance expenses recovered in trackers, offset in revenue	0.8
Pension and other postretirement benefits, offset in other income(1)	(2.9)
Change in Items Offset Within Net Income	16.3
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$118.2
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income in 2025 was $325.8 million as compared with $323.3 million in 2024. This increase was primarily due to new rates, electric transmission revenue, natural gas transportation revenues, and retail volumes. These were partly offset by higher operating, administrative, and general costs, including a non-cash charge for the regulatory disallowance of certain YCGS capital costs resulting from the MPSC's final order on our rate review and merger-related costs, depreciation, Montana property tax tracker collections, and non-recoverable Montana electric supply costs.

Consolidated interest expense in 2025 was $150.4 million, as compared with $131.7 million in 2024. This increase was due to higher borrowings and interest rates, partly offset by lower capitalization of AFUDC.

Consolidated other income in 2025 was $12.1 million, as compared with $23.0 million in 2024. This decrease was primarily due to lower capitalization of AFUDC, a prior year reversal of $2.3 million from a previously disclosed CREP penalty due to a favorable legal ruling, and a $1.3 million expense current year accrual related to an estimated penalty for the CREP informed by a recent MPSC ruling, partly offset by an increase of $2.5 million driven by a prior year non-cash impairment of an alternative energy storage equity investment.

Consolidated income tax expense in 2025 was $6.5 million, as compared to an income tax benefit of $9.4 million in 2024. Our effective tax rate for the twelve months ended December 31, 2025 was 3.5 percent as compared with (4.4)

percent for the same period of 2024. As further discussed in Note 14 - Income Taxes, income tax expense for the twelve months ended December 31, 2025, includes a $10.4 million benefit related to a reduction in our unrecognized tax benefits, inclusive of $3.0 million of previously accrued interest ($7.4 million net of interest). Income tax benefit for the twelve months ended December 31, 2024, includes a $21.0 million benefit related to a reduction in our unrecognized tax benefits, inclusive of $4.1 million of previously accrued interest ($16.9 million net of interest). Additionally, during the twelve months ended December 31, 2024, we filed a tax accounting method change with the IRS consistent with the guidance for natural gas transmission and distribution property. This resulted in an income tax benefit of $7.0 million during 2024, related to repair costs that were previously capitalized for tax purposes in the 2022 and prior tax years.

We currently estimate our effective tax rate will range between 14.0 percent to 18.0 percent in 2026. Based on the significant NOL income tax position we have, we anticipate paying minimal cash for income taxes into 2029.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2025		2024
	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$187.6		$214.7

Income tax calculated at federal statutory rate	39.4	21.0%	45.1	21.0%

State income tax, net of federal provision	(1.5)	(0.8)	0.4	0.2
Tax Credits
Production tax credits	(5.9)	(3.2)	(11.1)	(5.2)
Other	0.7	0.4	0.7	0.3
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(31.0)	(16.5)	(23.1)	(10.8)
Amortization of excess deferred income taxes	(3.2)	(1.7)	(2.9)	(1.4)
AFUDC, net	(1.3)	(0.7)	(2.6)	(1.2)
Plant and depreciation of flow through items	16.8	9.0	9.4	4.4
Gas repairs safe harbor method change	—	—	(7.0)	(3.3)
Changes in Unrecognized Tax Benefits
Release of unrecognized tax benefits	(7.4)	(4.0)	(16.9)	(7.9)
Interest and penalties	(3.0)	(1.6)	(1.5)	(0.7)
Nontaxable and nondeductible items	2.9	1.5	0.4	0.2
Other	0.0	0.1	(0.3)	0.0
	(32.9)	(17.5)%	(54.5)	(25.4)%

Income Tax Expense (Benefit) and Effective Tax Rate	$6.5	3.5%	$(9.4)	(4.4)%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

	Revenues		Change		MWHs		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$406,643	$398,790	$7,853	2.0%	2,834	2,804	334,011	328,420
South Dakota	77,894	70,012	7,882	11.3	583	557	51,787	51,467
Residential	484,537	468,802	15,735	3.4	3,417	3,361	385,798	379,887
Montana	408,530	408,977	(447)	(0.1)	3,216	3,197	77,305	75,878
South Dakota	120,108	111,813	8,295	7.4	1,061	1,093	13,190	13,084
Commercial	528,638	520,790	7,848	1.5	4,277	4,290	90,495	88,962
Industrial	43,128	46,637	(3,509)	(7.5)	2,789	2,924	80	80
Other(1)	34,510	32,811	1,699	5.2	147	146	28,564	28,608
Total Retail Electric	$1,090,813	$1,069,040	$21,773	2.0%	10,630	10,721	504,937	497,537
Regulatory amortization	58,265	24,908	33,357	133.9
Transmission	111,024	97,052	13,972	14.4
Wholesale and Other	9,854	9,701	153	1.6
Total Revenues	$1,269,956	$1,200,701	$69,255	5.8%
Fuel, purchased supply and direct transmission expense(2)	306,569	329,578	(23,009)	(7.0)
Utility Margin(3)	$963,387	$871,123	$92,264	10.6%
(1) Included within this line is our lighting customer class, which we have historically counted each lighting district as one customer. We have retrospectively modified our customer counts to now reflect each lighting service as a customer as that better aligns with the MWH usage of this customer class.
(2) Exclusive of depreciation and depletion.
(3) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana	392	485	460	19% cooler	15% cooler
South Dakota	938	778	751	21% warmer	25% warmer

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	7,044	7,033	7,486	remained flat	6% warmer
South Dakota	6,943	6,501	7,696	7% colder	10% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the years ended December 31, 2025 and 2024 (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Base rates	$71.8
Electric transmission revenue due to market conditions and rates	14.0
Retail volumes	4.3
Montana property tax tracker collections	(10.8)
Non-recoverable Montana electric supply costs	(7.3)
Other	(0.1)
Change in Utility Margin Items Impacting Net Income	71.9

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	12.7
Production tax credits, offset in income tax expense	6.6
Operating expenses recovered in revenue, offset in operating and maintenance expense	1.1
Change in Items Offset Within Net Income	20.4
Increase in Utility Margin(1)	$92.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volumes were driven by favorable weather in South Dakota impacting residential demand, higher Montana commercial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in Montana, lower commercial demand in South Dakota, and lower industrial demand.

For the twelve months ended December 31, 2025, we under-collected supply costs of $73.9 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $8.2 million (10 percent of the PCCAM Base cost variance). For the twelve months ended December 31, 2024, we under-collected supply costs of $8.0 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.9 million (10 percent of the PCCAM Base cost variance). As part of the MPSC's final order on our Montana electric rate review they suspended the 90/10 cost sharing mechanism of the PCCAM on a temporary basis pending further review by the MPSC.

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
•Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

	Revenues		Change		Dekatherms		Avg. Customer Counts
	2025	2024	$	%	2025	2024	2025	2024
	(in thousands)
Montana	$120,830	$110,215	10,615	9.6%	14,339	13,749	201,728	185,644
South Dakota	28,948	26,884	2,064	7.7	3,032	2,709	42,952	42,577
Nebraska	25,733	21,205	4,528	21.4	2,414	2,294	37,970	37,958
Residential	175,511	158,304	17,207	10.9	19,785	18,752	282,650	266,179
Montana	68,722	59,925	8,797	14.7	8,691	7,782	28,380	26,164
South Dakota	21,574	18,069	3,505	19.4	3,303	2,791	7,586	7,383
Nebraska	13,784	11,432	2,352	20.6	1,738	1,664	5,114	5,056
Commercial	104,080	89,426	14,654	16.4	13,732	12,237	41,080	38,603
Industrial	2,439	1,041	1,398	134.3	2,140	147	241	237
Other	1,350	1,352	(2)	(0.1)	197	207	218	197
Total Retail Gas	$283,380	$250,123	$33,257	13.3%	35,854	31,343	324,189	305,216
Regulatory amortization	(305)	19,017	(19,322)	(101.6)
Transportation, wholesale and other	57,528	44,057	13,471	30.6
Total Revenues	$340,603	$313,197	$27,406	8.8%
Fuel, purchased supply and direct transmission expense(1)	103,186	104,238	(1,052)	(1.0)
Utility Margin(2)	$237,417	$208,959	$28,458	13.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2025 as compared with:
	2025	2024	Historic Average	2024	Historic Average
Montana(1)	7,207	7,265	7,697	1% warmer	6% warmer
South Dakota	6,943	6,501	7,696	7% colder	10% warmer
Nebraska	5,719	5,241	6,061	9% colder	6% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the years ended December 31, 2025 and 2024 (in millions):

Utility Margin 2025 vs. 2024
Utility Margin Items Impacting Net Income
Base rates	$21.5
Montana natural gas transportation	4.8
Retail volumes ($4.2 million due to acquisition of Energy West Operations)	2.0
Montana property tax tracker collections	(3.4)
Other	0.2
Change in Utility Margin Impacting Net Income	25.1

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	3.6
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.3)
Change in Items Offset Within Net Income	3.3
Increase in Utility Margin(1)	$28.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Natural gas retail volumes were driven by the acquisition of Energy West, favorable weather in South Dakota and Nebraska, higher commercial demand, and customer growth in all jurisdictions, partly offset by unfavorable weather in Montana.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 18 - Common Stock to the Consolidated Financial Statements for more information regarding these dividend restrictions.

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

As of December 31, 2025, our total consolidated net liquidity was approximately $229.8 million, including $8.8 million of cash and $221.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Year Ended December 31,
	2025	2024
Operating Activities
Net income	$181.1	$224.1
Non-cash adjustments to net income	289.0	213.5
Changes in working capital	(61.4)	(18.9)
Other noncurrent assets and liabilities	(14.2)	(11.9)
Cash Provided by Operating Activities	394.5	406.8

Investing Activities
Property, plant and equipment additions	(524.5)	(549.3)
Acquisition of Energy West Operations	(35.9)	—
Other investing activity	(10.3)	(5.2)
Cash Used in Investing Activities	(570.7)	(554.5)

Financing Activities
Issuance of long-term debt	602.1	215.0
Issuance of short-term borrowings	50.0	100.0
Repayments on long-term debt	(300.0)	(100.0)
Dividends on common stock	(161.4)	(158.6)
Line of credit (repayments) borrowings , net	(9.0)	95.0
Financing costs	(4.5)	(1.1)
Treasury stock activity	0.7	1.2
Cash Provided by Financing Activities	177.9	151.5

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$1.7	$3.8
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$29.0	$25.2
Cash, Cash Equivalents, and Restricted Cash, end of period	$30.7	$29.0

Operating Activities

As of December 31, 2025, cash, cash equivalents, and restricted cash were $30.7 million as compared with $29.0 million as of December 31, 2024. Cash provided by operating activities totaled $394.5 million for the year ended December 31, 2025 as compared with $406.8 million for the year ended December 31, 2024. The changes in cash flows from operating activities generally follow the results of operations, as discussed above in the consolidated results of operations for the year ended December 31, 2025, and are affected by changes in working capital. The decrease in cash provided by operating activities is primarily due to merger transaction costs, lower collections of accounts receivable balances due to timing of colder weather, and an increase in our net cash outflows for energy supply costs, as shown in the table below, partly offset by the proceeds from production tax credits transferred.

Net under-collected energy supply costs (in millions)
	Beginning of year	End of year	Net cash inflows (outflows)
2024	$7.8	$5.9	$1.9
2025	$5.9	$44.8	$(38.9)
Increase in net cash outflows			$(40.8)

Investing Activities

Cash used in investing activities totaled $570.7 million during the year ended December 31, 2025, as compared with $554.5 million during 2024. Plant additions during 2025 include capital maintenance additions of approximately $372.7 million and capacity related capital expenditures of approximately $151.8 million. Plant additions during 2024 included capital maintenance additions of approximately $324.0 million and capacity related capital expenditures of approximately $225.3 million. During the year ended December 31, 2025, we completed the acquisition of the Energy West Operations for $35.9 million. See Note 4 - Acquisition of Energy West Operations to the Consolidated Financial Statements included herein for additional information regarding this acquisition. As discussed above in the “Significant Infrastructure Investments and Initiatives” section, our capital expenditures are forecasted to be $683.0 million in 2026.

Financing Activities

Cash provided by financing activities totaled $177.9 million during the year ended December 31, 2025 as compared with $151.5 million during the year ended December 31, 2024. During the year ended December 31, 2025, cash provided by financing activities reflects proceeds from the issuance of long-term debt of $602.1 million and short-term borrowings of $50.0 million, partly offset by repayment of $300.0 million of Montana and South Dakota First Mortgage bonds, payment of dividends of $161.4 million, and net repayments under our revolving lines of credit of $9.0 million. During the year ended December 31, 2024, cash provided by financing activities reflects proceeds from the issuance of long-term debt of $215.0 million, short-term borrowings of $100.0 million, and net issuances under our revolving lines of credit of $95.0 million, partly offset by payment of dividends of $158.6 million and repayment of $100.0 million of Montana First Mortgage Bonds.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program, which is discussed above in the “Significant Infrastructure Investments and Initiatives” section. Our capital expenditures are forecasted to be $683 million in 2026, $643 million in 2027, and $667 million in 2028. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt issuances and future rate increases. In order to fund South Dakota generation investment equity issuances are expected beginning in 2027. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Short-term Borrowings

For further information on our short-term borrowings, see Note 12 - Short-Term Borrowings and Credit Arrangements to the Consolidated Financial Statements included herein. NorthWestern Energy Group has $150.0 million of short-term borrowings maturing in 2026, which we intend to refinance.

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

For further information on our credit facilities, see Note 12 - Short-Term Borrowings and Credit Arrangements to the Consolidated Financial Statements included herein.

The following table presents additional information about borrowings under our revolving credit facilities during the year ended December 31, 2025 (in millions):

Amount outstanding at year end	$404.0
Daily average amount outstanding	$291.0
Maximum amount outstanding	$415.0
Minimum amount outstanding	$36.0

As of February 6, 2026, availability under our revolving credit facilities was approximately $229.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. We have $105.0 million of long-term debt maturing in 2026, which we intend to refinance.

For further information on our long-term debt, see Note 13 - Long-Term Debt and Finance Leases to the Consolidated Financial Statements included herein.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases.

For further information regarding equity, see Note 18 - Common Stock to the Consolidated Financial Statements included herein.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of February 6, 2026, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. With the exception of maturities of long-term debt, we anticipate funding these obligations through cash flows from operations. The following table summarizes our contractual cash obligations and commitments as of December 31, 2025. See additional discussion in Note 20 - Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Long-term debt(1)	$3,298,660	$105,000	$—	$583,660	$33,000	$650,000	$1,927,000
Finance leases	1,865	1,865	—	—	—	—	—
Short-term borrowings	150,000	150,000	—	—	—	—	—
Estimated pension and other postretirement obligations(2)	51,067	12,643	10,206	9,806	9,306	9,106	N/A
QF liability(3)	168,592	55,393	56,665	42,400	14,134	—	—
Supply and capacity contracts(4)	3,883,865	424,471	343,663	340,135	341,470	316,667	2,117,459
Contractual interest payments on debt(5)	1,515,754	142,813	137,144	140,276	109,172	96,182	890,167
Commitments for significant capital projects(6)	51,111	51,111	—	—	—	—	$—
Total Commitments(7)	$9,120,914	$943,296	$547,678	$1,116,277	$507,082	$1,071,955	$4,934,626

(1) Represents cash payments for long-term debt and excludes $12.7 million of debt discounts and debt issuance costs, net.
(2) We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3) Certain QFs require us to purchase minimum amounts of energy at prices ranging from $124 to $130 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $168.6 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $152.8 million.
(4) We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts (exclusive of the qualifying facilities liability discussed above). These commitments range from one to 24 years.
The majority of our energy supply costs incurred under these contracts are recoverable through rate mechanisms, as further described in Note 6 - Regulatory Assets and Liabilities.

(5) Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 5.07 percent on the outstanding balance through maturity of the credit facilities.
(6) Represents significant firm purchase commitments for construction of planned capital projects.
(7) The table above excludes potential tax payments related to unrecognized tax benefits as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation (See Note 20 - Commitments and Contingencies) and AROs (see Note 8 - Asset Retirement Obligations) as the amount and timing of cash payments may be uncertain.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $13.5 million and $15.8 million as of December 31, 2025 and 2024, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. See Note 6 - Regulatory Assets and Liabilities to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefits for eligible employees. Our reported costs of providing pension and other postretirement benefits, as described in Note 16 - Employee Benefit Plans to the Consolidated Financial Statements, are dependent upon numerous factors including the provisions of the plans, changing employee demographics, rate of return on plan assets and other economic conditions, and various actuarial calculations, assumptions, and accounting mechanisms. As a result of these factors, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to plan participants. Due to the complexity of these calculations, the long-term nature of the obligations, and the importance of the assumptions utilized, the determination of these costs is considered a critical accounting estimate.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year projected benefit cash flow from our plans. Based on this analysis as of December 31, 2025, our discount rate for both NorthWestern Energy SD/NE Pension Plan and NorthWestern Energy MT Pension Plan is 5.20 percent and 5.65 percent, respectively.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumptions are 4.96% percent and 6.3% percent on the NorthWestern Energy SD/NE Pension Plan and NorthWestern Energy MT Pension Plan, respectively, for 2026.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate increase	0.25%	$127	$(6,446)
Discount rate decrease	(0.25)%	25	6,787
Rate of return on plan assets increase	0.25%	(798)	N/A
Rate of return on plan assets decrease	(0.25)%	798	N/A

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

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2025, we have not recorded any unrecognized tax benefits. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows. See Note 14 - Income Taxes to the Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. Our credit facilities bear interest at rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. As of December 31, 2025, we had $404.0 million in borrowings under our revolving credit facilities. A 1.0 percent increase in interest rates would increase our annual interest expense by approximately $4.0 million.

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

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is mitigated because these commodity costs are included in our Montana, South Dakota and Nebraska cost tracking mechanisms and are recoverable from customers subject to a regulatory review for prudency.

Counterparty Credit Risk

We are exposed to counterparty credit risk related to the ability of counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. If counterparties seek financial protection under bankruptcy laws, we are exposed to greater financial risks. We are also exposed to counterparty credit risk related to providing transmission service to our customers under our OATT, under gas transportation agreements, and contracts for electricity sales in wholesale energy markets. We have risk management policies in place to limit our transactions to high quality counterparties. We monitor closely the status of our counterparties and take action, as appropriate, to further manage this risk. This includes, but is not limited to, requiring letters of credit or prepayment terms. There can be no assurance, however, that the management tools we employ will eliminate the risk of loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent registered public accounting firm and the quarterly financial information, required by this Item 8 is indexed in Item 15 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-3.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Energy Group's Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included under "Information about our Executive Officers" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be set forth in NorthWestern Energy Group's Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Energy Group's Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Energy Group and director independence will be set forth in NorthWestern Energy Group's Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees paid to the principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), for each of the last two years will be set forth in NorthWestern Energy Group's Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

2.1(f)	Agreement and Plan of Merger, dated as of August 18, 2025, by and among Black Hills Corporation, NorthWestern Energy Group, Inc., and River Merger Sub Inc.(incorporated by reference to Exhibit 2.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated August 18, 2025, Commission File No. 000-56598).
3.1(a)	Amended and Restated Certificate of Incorporation of NorthWestern Energy Group, Inc., dated as of September 25, 2023 (incorporated by reference to Exhibit 3(a) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated October 2, 2023).
3.2(b)
Amended and Restated Bylaws of NorthWestern Energy Group, Inc., dated as of September 29, 2023 (incorporated by reference to Exhibit 3(b) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated October 2, 2023).

3.2(c)	Second Amended and Restated Bylaws of NorthWestern Energy Group, Inc., dated August 18, 2025 (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated August 18, 2025, Commission File No. 000-56598).
4.1(a)	First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).
4.1(b)	Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.1(c)	Twenty-Eighth Supplemental Indenture, dated as of October 1, 2009, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 1-10499).
4.1(d)	Twenty-Ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.1(e)	Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.1(f)	Thirty-First Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

4.1(g)	Thirty-Second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(h)	Thirty-Third Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).
4.1(i)	Thirty-Fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(p) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(j)	Thirty-Fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).
4.1(k)	Thirty-Seventh Supplemental Indenture, dated as of November 1, 2017, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 8, 2017, Commission File No. 1-10499).

4.1(l)	Thirty-Eighth Supplemental Indenture, dated as of June 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated July 2, 2019, Commission File No. 1-10499).
4.1(m)	Thirty-Ninth Supplemental Indenture, dated as of September 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 20, 2019, Commission File No. 1-10499).
4.1(n)	Fortieth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.1(o)	Forty-Second Supplemental Indenture, dated as of March 1, 2023, between the Company and The Bank of New York Mellon and Mary Miselis, as trustees, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 30, 2023, Commission File No. 1-10499).
4.1(p)	Forty-third Supplemental Indenture, dated as of May 1, 2023, between the Company and The Bank of New York Mellon and Mary Miselis, as trustees. (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated June 5, 2023, Commission File No. 1-10499).
4.1(q)	Forty-fourth Supplemental Indenture, dated as of June 1, 2023, between NorthWestern Corporation and The Bank of New York Mellon and Mary Miselis, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.1(r)	Forty-fifth Supplemental Indenture, dated as of March 1, 2024, between NW Corp and The Bank of New York Mellon and Dimple Gandhi, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 28, 2024, Commission File No. 000-56598).
4.1(s)
Forty-sixth Supplemental Indenture, dated as of March 1, 2025, between NorthWestern Corporation and The Bank of New York Mellon and Dimple Gandhi, as trustees. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated March 27, 2025, Commission File No. 000-56598).

4.1(t)	Forty-seventh Supplemental Indenture, dated as of November 1, 2025, between NorthWestern Corporation and The Bank of New York Mellon and Dimple Gandhi, as trustees. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated November 7, 2025, Commission File No. 000-56598).
4.2(a)	General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 1-10499).

4.2(b)	Supplemental Indenture, dated as of November 1, 2004, by and between NorthWestern Corporation (formerly known as Northwestern Public Service Company) and JPMorgan Chase Bank (successor by merger to The Chase Manhattan Bank (National Association)), as Trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.5 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).
4.2(c)	Ninth Supplemental Indenture, dated as of May 1, 2010, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.2(d)	Tenth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon, as trustees under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.2(e)	Eleventh Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.2(f)	Twelfth Supplemental Indenture, dated as of December 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2014, Commission File No. 1-10499).
4.2(g)	Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).
4.2(h)	Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).
4.2(i)	Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).
4.2(j)	Sixteenth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.2(k)	Seventeenth Supplemental Indenture, dated as of March 1, 2023, between the Company and The Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 30, 2023, Commission File No. 1-10499).
4.2(l)	Eighteenth Supplemental Indenture, dated as of May 1, 2023, between the Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 1, 2023, Commission File No. 1-10499).
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
4.2(p)
Twenty-Second Supplemental Indenture, dated as of May 1, 2025, between NorthWestern Energy Public Service Corporation and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated May 7, 2025, Commission File No. 000-56598).

4.3(a)	Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(b)	Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(c)	Bond Delivery Agreement, dated as of August 1, 2016, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.3(d)	Thirty-Sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(e)	Forty-First Supplemental Indenture, dated as of March 1, 2021, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 26, 2021, Commission File No. 1-10499).
4.3(f)	Indenture, dated as of June 1, 2023 between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.3(g)	Loan Agreement, dated as of June 1, 2023, by and between the City of Forsyth, Rosebud County, Montana, and NorthWestern Corporation (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.3(h)	Bond Delivery Agreement, dated as of June 1, 2023, between NorthWestern Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).
4.3(i)	20th Supplemental Indenture, dated January 1, 2024 (incorporated by reference to Exhibit 4.1 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated January 2, 2024).
4.5	Description of Securities (incorporated by reference to Exhibit 99(b) of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated October 2, 2023).
10.1(a) †	NorthWestern Corporation Officers Deferred Compensation Plan, as amended October 2, 2023. (incorporated by reference to Exhibit 10.1a of NorthWestern Energy Group's Report on Form 10-K for the year ended December 31, 2023, Commission File No. 000-56598).
10.1(b) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2020, Commission File No. 1-10499).
10.1(c) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2021, Commission File No. 1-10499).
10.1(d) †	NorthWestern Energy 2023 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2022, Commission File No. 1-10499).
10.1(e) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2022, Commission File No. 1-10499).
10.1(f) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 17, 2023, Commission File No. 1-10499).
10.1(g) †	Form of NorthWestern Corporation Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 17, 2023, Commission File No. 1-10499).
10.1(h) †	NorthWestern Energy Group, Inc., Deferred Compensation Plan for Non-Employee Directors, as amended and renamed effective October 2, 2023 (incorporated by reference to Exhibit 10.1(b) of NorthWestern Group Inc.’s Current Report on form 10-Q, dated October 27, 2023, Commission File No. 000-56598).
10.1(i) †	NorthWestern Energy Group Inc.'s 2024 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 20, 2023, Commission File No. 000-56598).
10.1(j) †	Form of 2024 Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Energy Group’s Current Report on Form 8-K, dated February 20, 2024, Commission File No. 000-56598).
10.1(k) †	Form of 2024 Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Energy Group’s Current Report on Form 8-K, dated February 20, 2024, Commission File No. 000-56598).
10.1(l) †	NorthWestern Corporation Amended and Restated Key Employee Severance Plan, as amended and restated effective April 25, 2024. (incorporated by reference to Exhibit 10.7 of NorthWestern Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Commission File No. 000-56598).
10.1(m) †	NorthWestern Energy Group, Inc. Amended and Restated Equity Compensation Plan, as amended and restated effective April 25, 2024. (incorporated by reference to Exhibit 10.8 of NorthWestern Energy Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Commission File No. 000-56598).
10.1 (n) †	NorthWestern Energy Group Inc.'s 2025 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2024, Commission File No. 000-56598).

10.1 (o) †	Chief Executive Officer Agreement, dated August 18, 2025, between Black Hills Corporation and Brian B. Bird dated August 18, 2025 (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated August 18, 2025, Commission File No. 000-56598).
10.2(a)
Second Amended and Restated Credit Agreement, dated November 29, 2023 (incorporated by reference to Exhibit 10.1 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated December 5, 2023).

10.2(b)	$200,000,000 Credit Agreement, dated November 29, 2023 (incorporated by reference to Exhibit 10.2 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated December 5, 2023).
10.2 (c)	Term Loan Credit Agreement, dated April 12, 2024 (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated April 12, 2024, Commission File No. 000-56598).
10.2 (d)	Amendment No. 3 to Term Loan Credit Agreement and Lender Joinder Agreement. (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated October 3, 2025, Commission File No. 000-56598).
10.3	Asset and Stock Transfer Agreement, dated December 27, 2023 (incorporated by reference to Exhibit 10.1 of Northwestern Energy Group Inc.'s Current Report on Form 8-K, dated January 2, 2024).
19	Policy for insider trading, dated October 2, 2023. (incorporated by reference to Exhibit 19 of Northwestern Energy Group Inc.'s Annual Report on Form 10-K, dated February 13, 2025).
21*	Subsidiaries of NorthWestern Group, Inc.
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Brian B. Bird pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Crystal Lail pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

NorthWestern Energy Group, Inc.

February 12, 2026	By:	/s/ BRIAN B. BIRD
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

Signature	Title	Date

/s/ LINDA G. SULLIVAN	Board Chair	February 12, 2026
Linda G. Sullivan

/s/ BRIAN B. BIRD	President, Chief Executive Officer and Director	February 12, 2026
Brian B. Bird	(Principal Executive Officer)

/s/ CRYSTAL D. LAIL	Vice President and Chief Financial Officer	February 12, 2026
Crystal D. Lail	(Principal Financial Officer)

/s/ JEFFREY B. BERZINA	Controller	February 12, 2026
Jeffrey B. Berzina	(Principal Accounting Officer)

/s/ JAN R. HORSFALL	Director	February 12, 2026
Jan R. Horsfall

/s/ BRITT E. IDE	Director	February 12, 2026
Britt E. Ide

/s/ KENT T. LARSON	Director	February 12, 2026
Kent T. Larson

/s/ DAVID L. GOODIN	Director	February 12, 2026
David L. Goodin

/s/ MAHVASH YAZDI	Director	February 12, 2026
Mahvash Yazdi

/s/ JEFFREY W. YINGLING	Director	February 12, 2026
Jeffrey W. Yingling

/s/ SHERINA M. EDWARDS	Director	February 12, 2026
Sherina M. Edwards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NorthWestern Energy Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthWestern Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and common shareholders' equity, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Regulatory Matters - Impact of Rate Regulation on the Financial Statements - Refer to Notes 2, 5 and 6 to the financial statements
Critical Audit Matter Description
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
February 11, 2026
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NorthWestern Energy Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NorthWestern Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 11, 2026

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Electric	$1,269,956	$1,200,701	$1,068,833
Gas	340,603	313,197	353,310
Total Revenues	1,610,559	1,513,898	1,422,143
Operating Expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	409,755	433,816	420,262
Operating and maintenance	284,924	227,836	220,524
Administrative and general	158,235	137,437	117,360
Property and other taxes	182,301	163,853	153,068
Depreciation and depletion	249,526	227,635	210,474
Total Operating Expenses	1,284,741	1,190,577	1,121,688
Operating Income	325,818	323,321	300,455
Interest Expense, net	(150,351)	(131,673)	(114,617)
Other Income, net	12,098	23,024	15,832
Income Before Income Taxes	187,565	214,672	201,670
Income Tax (Expense) Benefit	(6,473)	9,439	(7,539)
Net Income	$181,092	$224,111	$194,131

Average Common Shares Outstanding	61,381	61,293	60,321
Basic Earnings per Average Common Share	$2.95	$3.66	$3.22
Diluted Earnings per Average Common Share	$2.94	$3.65	$3.22

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$181,092	$224,111	$194,131
Other comprehensive income (loss), net of tax:
Reclassification of net losses on derivative instruments	452	452	452
Postretirement medical liability adjustment	173	504	(262)
Foreign currency translation	18	(4)	2
Total Other Comprehensive Income (Loss)	643	952	192
Comprehensive Income	$181,735	$225,063	$194,323

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$8,781	$4,283
Restricted cash	21,957	24,734
Accounts receivable, net	209,751	187,764
Inventories	132,506	122,940
Regulatory assets	92,937	39,851
Prepaid expenses and other	38,010	38,614
Total current assets	503,942	418,186
Property, plant, and equipment, net	6,738,849	6,398,275
Goodwill	367,635	357,586
Regulatory assets	772,634	764,414
Other noncurrent assets	76,631	59,063
Total Assets	$8,459,691	$7,997,524
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$1,865	$3,596
Current portion of long-term debt	104,967	299,950
Short-term borrowings	150,000	100,000
Accounts payable	129,633	111,794
Accrued expenses and other	272,373	254,599
Regulatory liabilities	38,613	32,261
Total current liabilities	697,451	802,200
Long-term finance leases	—	1,865
Long-term debt	3,181,040	2,695,343
Deferred income taxes	733,064	663,430
Noncurrent regulatory liabilities	678,861	660,942
Other noncurrent liabilities	283,535	316,044
Total Liabilities	5,573,951	5,139,824
Commitments and Contingencies (Note 20)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 64,895,311 and 61,418,361, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	649	648
Treasury stock at cost	(97,503)	(97,394)
Paid-in capital	2,091,935	2,084,133
Retained earnings	896,720	877,017
Accumulated other comprehensive loss	(6,061)	(6,704)
Total Shareholders' Equity	2,885,740	2,857,700
Total Liabilities and Shareholders' Equity	$8,459,691	$7,997,524

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net Income	$181,092	$224,111	$194,131
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	249,526	227,635	210,474
Amortization of debt issuance costs, discount and deferred hedge gain	4,416	4,647	5,142
Stock-based compensation costs	6,985	4,721	5,176
Equity portion of AFUDC	(9,870)	(18,628)	(17,614)
(Gain) loss on disposition of assets	(82)	(61)	316
Regulatory disallowance of certain YCGS capital costs	30,895	—	—
Impairment of alternative energy storage investment	—	4,159	—
Deferred income taxes	7,118	(8,969)	6,584
Changes in current assets and liabilities:
Accounts receivable	(20,483)	24,493	32,695
Inventories	(6,187)	(8,402)	(7,180)
Other current assets	632	(13,216)	2,644
Accounts payable	(4,351)	7,399	(54,722)
Accrued expenses	16,406	9,748	(3,377)
Regulatory assets	(53,746)	(10,109)	105,588
Regulatory liabilities	6,351	(28,842)	39,957
Other noncurrent assets and liabilities	(14,247)	(11,945)	(30,583)
Cash Provided by Operating Activities	394,455	406,741	489,231
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(524,456)	(549,244)	(566,889)
Acquisition of Energy West Operations	(35,938)	—	—
Investment in equity securities	(10,238)	(4,719)	(3,923)
Other investing activity	—	(500)	—
Cash Used in Investing Activities	(570,632)	(554,463)	(570,812)
FINANCING ACTIVITIES:
Dividends on common stock	(161,389)	(158,589)	(154,050)
Proceeds from issuance of common stock, net	—	—	73,613
Issuance of long-term debt	602,077	215,000	300,000
Issuances of short-term borrowings	50,000	100,000	—
Repayments on long-term debt	(300,000)	(100,000)	—
Line of credit (repayments) borrowings , net	(9,000)	95,000	(132,000)
Treasury stock activity	709	1,192	1,069
Financing costs	(4,499)	(1,051)	(4,327)
Cash Provided by Financing Activities	177,898	151,552	84,305
Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,721	3,830	2,724
Cash, Cash Equivalents, and Restricted Cash, beginning of period	29,017	25,187	22,463
Cash, Cash Equivalents, and Restricted Cash, end of period	$30,738	$29,017	$25,187

See Notes to Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2022	63,278	3,534	$633	$1,999,376	$(98,392)	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	194,131	—	194,131
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2	2
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(262)	(262)
Stock based compensation	51	—	—	4,954	—	—	—	4,954
Issuance of shares	1,433	(21)	15	74,423	466	—	—	74,904
Dividends on common stock ($2.56 per share)	—	—	—	—	—	(154,050)	—	(154,050)
Balance at December 31, 2023	64,762	3,513	$648	$2,078,753	$(97,926)	$811,495	$(7,656)	$2,785,314

Net income	—	—	—	—	—	224,111	—	224,111
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	504	504
Stock based compensation	49	—	—	4,672	(272)	—	—	4,400
Issuance of shares	—	(23)	—	708	804	—	—	1,512
Dividends on common stock ($2.60 per share)	—	—	—	—	—	(158,589)	—	(158,589)
Balance at December 31, 2024	64,811	3,490	$648	$2,084,133	$(97,394)	$877,017	$(6,704)	$2,857,700

Net income	—	—	—	—	—	181,092	—	181,092
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	18	18
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	173	173
Stock based compensation	84	17	1	6,933	(941)	—	—	5,993
Issuance of shares	—	(30)	—	869	832	—	—	1,701
Dividends on common stock ($2.64 per share)	—	—	—	—	—	(161,389)	—	(161,389)
Balance at December 31, 2025	64,895	3,477	$649	$2,091,935	$(97,503)	$896,720	$(6,061)	$2,885,740

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 850,300 customers in Montana, South Dakota, Nebraska and Yellowstone National Park, through its subsidiaries NW Corp and NWE Public Service. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Energy Group (NorthWestern, we, or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2025, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $2.9 million and $2.5 million at December 31, 2025 and December 31, 2024, respectively. Receivables include unbilled revenues of $98.8 million and $95.2 million at December 31, 2025 and December 31, 2024, respectively.

Inventories

Inventories are stated at the lower of average cost or net realizable value. Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Materials and supplies	$110,740	$103,671
Storage gas and fuel	21,766	19,269
Total Inventories	$132,506	$122,940

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging. All derivatives are recognized in the Consolidated Balance Sheets at their fair value unless they qualify for certain exceptions, including the normal purchases and normal sales exception. Additionally, derivatives that qualify and are designated for hedge accounting are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For fair-value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in AOCL and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statements of Cash Flows, depending on the underlying nature of the hedged items. As of December 31, 2025, the only derivative instruments we have qualify for the normal purchases and normal sales exception.

Revenues and expenses on contracts that are designated as normal purchases and normal sales are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value, but on an accrual basis of accounting. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of our regulated electric and gas operations, we enter into contracts to buy and sell energy to meet the requirements of our customers. These contracts include short-term and long-term commitments to purchase and sell energy in the retail and wholesale markets with the intent and ability to deliver or take delivery. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the exceptions, the fair value of the related contract would be reflected as an asset or liability and immediately recognized through earnings. See Note 10 - Risk Management and Hedging Activities, for further discussion of our derivative activity.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. This rate averaged 7.2%, 7.0%, and 6.4% for Montana for 2025, 2024, and 2023, respectively. This rate averaged 6.9%, 6.9%, and 6.4% for South Dakota and Nebraska for 2025, 2024, and 2023, respectively. AFUDC capitalized totaled $14.7 million, $27.1 million, and $24.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, for Montana, South Dakota, and Nebraska combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from 5 to 127 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 2.9% for each of 2025 and 2024, and 2.8% for 2023.

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

Accrued Expenses and other

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2025	2024
Property taxes	$90,967	$81,716
Employee compensation, benefits, and withholdings	49,443	49,786
Interest	34,893	28,702
Customer advances	18,632	16,535
Other (none of which is individually significant)	78,438	77,860
Total Accrued Expenses	$272,373	$254,599

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Customer advances	$138,255	$123,249
AROs	39,964	37,725
Environmental	22,961	20,350
Pension and other employee benefits	20,134	56,603
Future QF obligation, net	14,877	23,498
Other (none of which is individually significant)	47,344	54,619
Total Noncurrent Liabilities	$283,535	$316,044

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

Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Cash (received) paid for:
Federal income tax	$387	$525	$(845)
State income tax(1)	(160)	(4,809)	18
Total Income taxes	$227	$(4,284)	$(827)

Production tax credits(2)	(12,293)	(6,867)	—
Interest	136,977	128,333	105,238
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	41,702	22,377	42,322
(1) For the year ended December 31, 2024, we received $4.8 million of cash from the state of Montana.
(2) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Consolidated Statement of Cash Flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$8,781	$4,283	$9,164
Restricted cash	21,957	24,734	16,023
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$30,738	$29,017	$25,187

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounting Standards Issued

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which expands public entities' income tax disclosures. The expanded disclosures require the disclosure of prescribed categories presented in the income tax rate reconciliation and additional disclosures on income tax expense and taxes paid, net of refunds received, for federal, state, and foreign jurisdictions. We adopted this standard for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, as required, and used the retrospective method of adoption, with no material impact on our Consolidated Financial Statements.

At this time, we are not expecting the adoption of recently issued accounting standards to have a material impact to our financial condition, results of operations, and cash flows.

(3) Pending Merger with Black Hills Corporation

On August 18, 2025, we entered into a Merger Agreement with Black Hills and Merger Sub. The Merger Agreement provides for an all-stock merger of equals between NorthWestern and Black Hills upon the terms and subject to the conditions set forth therein. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills, which would assume the new corporate name of Bright Horizon Energy as the resulting parent company of the combined corporate group. Under the provisions of ASC Topic 805, which requires the identification of an acquirer in a business combination, Black Hills is the accounting acquirer. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of NorthWestern, par value $0.01 per share, issued and outstanding as of immediately prior to closing will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of Black Hills Common Stock.

In connection with this pending merger, we have incurred merger-related costs. During the twelve months ended December 31, 2025, we have incurred $9.3 million of merger-related costs, which are included in our Administrative and general expenses.

Regulatory and Shareholder Approvals

Our pending merger with Black Hills was unanimously approved by our board of directors and Black Hills' board of directors. The completion of the Merger is subject to the satisfaction or waiver of certain conditions to closing, including (1) the approval of applicable transaction-related proposals by NorthWestern and Black Hills' shareholders in accordance with applicable law; (2) subject to certain conditions, the receipt of certain regulatory approvals, including expiration or termination of the applicable waiting period under the HSR Act and approval from the FERC, the MPSC, the NPSC, and the SDPUC, in each case on such terms and conditions that would not result in a material adverse effect on Bright Horizon Energy; (3) the absence of any court order or regulatory injunction prohibiting the completion of the Merger; (4) the authorization for listing of shares of Black Hills Common Stock to be issued in the Merger on a mutually agreed stock exchange; (5) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (6) compliance by each party in all material respects with its covenants; (7) the absence of a material adverse effect on each party; and (8) receipt of each party of an opinion relating to the anticipated tax-free treatment of the Merger.

We have filed applications with the MPSC, NPSC, SDPUC, and FERC for approval of the Merger. Hearings with the MPSC, NPSC, and SDPUC are scheduled in the second quarter of 2026. In February 2026, the Form S-4, which contains joint proxy statement/prospectus for NorthWestern and Black Hills, was declared effective by the SEC. Meetings for NorthWestern and Black Hills shareholders to vote on the acquisition are scheduled for April 2, 2026. We expect to file an application for clearance under the HSR Act in the first quarter of 2026. We anticipate the transaction closing in the second half of 2026, subject to the satisfaction or waiver of certain closing conditions.

(4) Acquisition of Energy West Operations

In July 2024, NW Corp entered into an Asset Purchase Agreement with Hope Utilities to acquire its Energy West natural gas distribution system and operations serving approximately 33,000 customers located in Great Falls, Cut Bank, and West Yellowstone, Montana. In May 2025, the MPSC approved this acquisition and on July 1, 2025, NW Corp completed this acquisition for approximately $35.9 million in cash. Upon the completion of the acquisition, NW Corp transferred the utility operations to its two wholly-owned subsidiaries, NorthWestern Great Falls Gas LLC and NorthWestern Cut Bank Gas LLC.

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

The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been reflected as $10.0 million of goodwill within the Gas segment. Goodwill resulting from the acquisition is largely attributable to efficiency opportunities. The goodwill recognized in connection with the acquisition will be deductible for income tax purposes.

(5) Regulatory Matters

Montana Rate Review

In July 2024, we filed a Montana electric and natural gas rate review with the MPSC requesting an annual increase to electric and natural gas utility rates. In December 2025, the MPSC issued a final order approving the natural gas settlement agreement and partial electric settlement agreement. Among other things, the approved partial electric settlement agreement provides for the deferral and annual recovery of incremental operating costs related to wildfire mitigation and insurance expenses through the Wildfire Mitigation Balancing Account.

The details of this final order are set forth below:

Returns, Capital Structure & Revenue Increase Resulting From Final Order ($ in millions)
	Electric	Natural Gas
Return on Equity (ROE)	9.65%	9.60%
Equity Capital Structure	47.84%	47.84%

Base Rates	$105.5	$18.0
PCCAM(1)(2)	(94.5)	n/a
Property Tax (tracker base adjustment)(1)	(1.8)	0.1
Total Revenue Increase Through Final Order	$9.2	$18.1
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) This PCCAM reduction of $94.5 million represents the reduction in revenue at the previously approved 2021 PCCAM base of $208.3 million using the 2023 Montana rate review test period loads.

The final order provides for an update to the PCCAM by adjusting the base costs from $208.3 million to $119.0 million. It also suspended the 90/10 cost sharing mechanism of the PCCAM on a temporary basis pending further review by the MPSC. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of YCGS. As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance within Operating and maintenance on the Consolidated Statements of Income and a corresponding reduction to Property, plant, and equipment, net on the Consolidated Balance Sheets. As of December 31, 2025, we have deferred $7.7 million of base rate revenues collected that will be refunded to customers.

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year. Any subsequent modifications by the MPSC to their final order would be reflected in our 2026 results.

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

Colstrip Acquisitions and Requests for Cost Recovery

In January 2023, and July 2024, we entered into definitive agreements with Avista and Puget, respectively, to acquire their respective interests in Colstrip Units 3 and 4 for $0 and completed these acquisitions on January 1, 2026. Accordingly, we are responsible for the associated operating costs beginning on January 1, 2026, which we will not collect through utility base rates, until requested in a future Montana rate review. Puget and Avista will remain responsible for their respective pre-closing share of environmental and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommissioning and demolition costs associated with the existing facilities that comprise their interests.

Avista Interests - The 222 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Avista (Avista Interests) on January 1, 2026, was identified as a key element in our strategy to achieve resource adequacy for customers, as outlined in our 2023 Montana Integrated Resource Plan. Noting the costs associated with operating this resource are not currently reflected in utility customer rates, in August 2025, we filed a temporary PCCAM tariff waiver request with the MPSC that would provide a near-term cost-recovery mechanism expected to largely offset approximately $18.0 million in annual incremental operating and maintenance costs associated with the Avista Interests. This waiver requested that the MPSC allow us to keep 100 percent of the net revenue associated with certain designated power sales contracts up to the amount of the operating and maintenance expenses we incur associated with our Avista Interests. Furthermore, the waiver request indicated that any net revenues from the designated contracts exceeding the operating and maintenance expenses associated with our Avista Interests would continue to flow back to retail customers. In January 2026, the MPSC approved our PCCAM tariff waiver request on an interim basis with final approval or denial subject to the ongoing PCCAM docket process.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30.0 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. We expect this rate approval to be effective in the first quarter of 2026. If our request for rates effective January 1, 2026 is not approved, we could incur refund liability for contract revenues received during the unauthorized period.

(6) Regulatory Assets and Liabilities

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

	Note Reference	Remaining Amortization Period	December 31,
			2025	2024
			(in thousands)
Flow-through income taxes	14	Plant Lives	$632,322	$596,265
Supply costs		1 Year	47,438	11,441
Excess deferred income taxes	14	Plant Lives	42,534	45,620
Wildfire mitigation		Undetermined	29,433	17,368
Pension	16	See Note 16	26,942	62,096
State & local taxes & fees		1 Year	20,373	8,924
Employee related benefits	16	See Note 16	16,548	17,877
Deferred financing costs	13	See Note 13	16,089	17,754
Environmental clean-up	20	Undetermined	14,755	11,257
Other		Various	19,137	15,663
Total Regulatory Assets			$865,571	$804,265
Removal cost	8	Plant Lives	$561,690	$537,210
Excess deferred income taxes	14	Plant Lives	119,955	125,878
Supply costs		1 Year	17,765	20,933
Rates subject to refund	5	1 Year	7,660	—
Gas storage sales		14 years	5,784	6,205
State & local taxes & fees		1 Year	911	251
Employee related benefits	16	See Note 16	797	—
Other		Various	2,912	2,726
Total Regulatory Liabilities			$717,474	$693,203

Income Taxes

Flow-through income taxes primarily reflect the effects of plant related temporary differences such as flow-through of depreciation, repairs related deductions, and removal costs that we will recover or refund in future rates. We amortize these amounts as temporary differences reverse. Excess deferred income tax assets and liabilities are recorded as a result of the Tax Cuts and Jobs Act and will be recovered or refunded in future rates. See Note 14 - Income Taxes for further discussion.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on natural gas supply costs under collected, or apply interest to an over collection, of 6.7 percent in Montana; 6.8 percent and 6.9 percent for electric and natural gas, respectively, in South Dakota; and 7.1 percent for natural gas in Nebraska. For our Montana electric supply tracker, the PCCAM, the interest rate we earn on supply costs under collected, or the interest rate we apply to an over collection, is based on the monthly interest rate for three month commercial paper as published by the Federal Reserve.

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

Environmental Clean-Up

Environmental clean-up costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss the specific sites and clean-up requirements further in Note 20 - Commitments and Contingencies. Environmental clean-up costs are typically recoverable in customer rates when they are actually incurred. When cost projections become known and measurable, we coordinate with the appropriate regulatory authority to determine a recovery period.

Removal Cost

The anticipated costs of removing assets upon retirement are collected from customers in advance of removal activity as a component of depreciation expense. Our depreciation method, including cost of removal, is established by the respective regulatory commissions. Therefore, consistent with this regulated treatment, we reflect this accrual of removal costs for our regulated assets by increasing our regulatory liability. See Note 8 - Asset Retirement Obligations, for further information regarding this item.

Gas Storage Sales

A regulatory liability was established in 2000 and 2001 based on gains on cushion gas sales in Montana. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. This regulatory liability is a reduction of rate base.

(7) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	December 31,
	2025	2024
	(in thousands)
Electric Plant	$6,305,337	$6,034,159
Natural Gas Plant	1,794,216	1,615,228
Plant acquisition adjustment(1)	686,328	686,328
Common and Other Plant	281,454	277,623
Construction work in process	217,936	164,767
Total property, plant and equipment	9,285,271	8,778,105
Less accumulated depreciation	(2,159,330)	(2,019,142)
Less accumulated amortization	(387,092)	(360,688)
Net property, plant and equipment	$6,738,849	$6,398,275
(1) The plant acquisition adjustment balance above includes our Beethoven wind project acquired in 2015, our hydro generating assets acquired in 2014, and the inclusion of our interest in Colstrip Unit 4 in rate base in 2009. The acquisition adjustment is amortized on a straight-line basis over the estimated remaining useful life of each related asset in depreciation expense.

Net plant and equipment under finance lease were $1.0 million and $3.0 million as of December 31, 2025 and 2024, respectively, which is a long-term power supply contract with the owners of a natural gas fired peaking plant.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2025
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$157,919	$66,740	$53,609	$339,677
Accumulated depreciation	54,760	40,595	40,564	147,749
December 31, 2024
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$157,572	$65,426	$52,430	$330,888
Accumulated depreciation	49,573	39,025	39,887	137,153

On January 1, 2026, we acquired a 15 percent ownership interest in Colstrip Units 3 & 4 from Avista and a 25 percent ownership interest in Colstrip Units 3 & 4 from Puget, bringing our total ownership interest in Colstrip Units 3 & 4 to 55 percent. See Note 5 - Regulatory Matters for further discussion regarding these acquisitions.

(8) Asset Retirement Obligations

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

	December 31,
	2025	2024	2023
Liability at January 1,	$41,052	$41,424	$40,894
Accretion expense	1,881	1,937	1,899
Liabilities incurred	371	—	—
Liabilities settled	(3,755)	(2,044)	(1,244)
Revisions to cash flows	1,828	(265)	(125)
Liability at December 31,	$41,377	$41,052	$41,424

During the twelve months ended December 31, 2025, our ARO liability decreased $3.8 million for partial settlement of the legal obligations at our jointly-owned coal-fired generation facilities and natural gas pipeline segments. Additionally, during the twelve months ended December 31, 2025, our ARO liability increased $2.2 million related to changes in both the timing and amount of retirement cost estimates and liabilities incurred.

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

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of costs collected from customers through depreciation rates are classified as a regulatory liability in recognition of the fact that we have collected these amounts that will be used in the future to fund asset retirement costs and do not represent legal retirement obligations. See Note 6 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

(9) Goodwill

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

For the year ended December 31, 2025, goodwill increased $10.0 million. See Note 4 - Acquisition of Energy West Operations for additional information.

Goodwill by segment is as follows (in thousands):

	December 31,
	2025	2024
Electric	$243,558	$243,558
Natural gas	124,077	114,028
Total Goodwill	$367,635	$357,586

(10) Risk Management and Hedging Activities

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

Normal Purchases and Normal Sales

We have applied the NPNS scope exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial Statements at December 31, 2025 and 2024. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Cash Flow Hedges	Location of Amount Reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Year Ended December 31, 2025
Interest rate contracts	Interest Expense	$612

A pre-tax loss of approximately $11.6 million is remaining in AOCL as of December 31, 2025, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

(11) Fair Value Measurements

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Due to the short-term nature of cash and cash equivalents, accounts receivable, net, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. NPNS transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 10 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

December 31, 2025	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash equivalents	$1,604	$—	$—	$—	$1,604
Rabbi trust investments	19,669	—	—	—	19,669
Total	$21,273	$—	$—	$—	$21,273

December 31, 2024
Restricted cash equivalents	$1,076	$—	$—	$—	$1,076
Rabbi trust investments	18,749	—	—	—	18,749
Total	$19,825	$—	$—	$—	$19,825

Restricted cash equivalents represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$3,286,007	$3,007,897	$2,995,293	$2,645,779

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

(12) Short-Term Borrowings and Credit Arrangements

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

On April 11, 2025, we amended our Term Loan to extend the maturity date from April 11, 2025 to April 10, 2026. On September 29, 2025, we amended our Term Loan to increase the total commitment to $150.0 million. As of December 31, 2025, we have borrowed $150.0 million under the Term Loan and the proceeds were used for general corporate purposes.

Credit Facility

On January 24, 2025, NW Corp amended its existing $400.0 million revolving credit facility (NW Corp Credit Facility) to increase the capacity to $425.0 million. The NW Corp Credit Facility has a maturity date of November 29, 2028 and this facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. The NW Corp Credit Facility has uncommitted features that allow NW Corp to request one-year extensions to the maturity date and increase the size of the Amended Facility by an additional $75.0 million.

We have a $200.0 million unsecured revolver credit facility with base sublimits of $50.0 million for NorthWestern Energy Group and $150.0 million for NWE Public Service (the HoldCo and NWE Public Service Credit Facility). The HoldCo and NWE Public Service Credit Facility has a maturity date of November 29, 2028. The HoldCo and NWE Public Service Credit Facility has uncommitted features that allow both NorthWestern Energy Group and NWE Public Service to request one-year extensions to the maturity date and increase the size of the credit facility by an additional $50.0 million. The credit facility also gives us the flexibility to adjust the sublimits as needed, provided that NorthWestern Energy Group's base sublimit cannot exceed $100.0 million and NWE Public Service's sublimit cannot exceed $200.0 million. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points.

Commitment fees for the unsecured revolving lines of credit were $0.6 million and $0.7 million for the years ended December 31, 2025 and 2024.

The availability under the facilities in place for the years ended December 31 is shown in the following table (in millions):

	2025	2024
Unsecured revolving line of credit, expiring November 2028	$625.0	$600.0

Amounts outstanding at December 31:
SOFR borrowings	404.0	413.0
Letters of credit	—	—
	404.0	413.0

Net availability as of December 31	$221.0	$187.0

Our credit facilities include covenants that require us to meet certain financial tests, including a maximum debt to capitalization ratio not to exceed 65 percent. The facilities also contain covenants which, among other things, limit our ability to engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, and enter into transactions with affiliates. As it relates to the pending merger with Black Hills, we anticipate requesting a waiver to allow for the closing of the merger.

A default on the NW Corp Montana First Mortgage Bonds would trigger a cross default on the Amended Facility; however, a default on the Amended Facility would not trigger a default on the NW Corp Montana First Mortgage Bonds. A default on the NWE Public Service South Dakota First Mortgage Bonds would trigger a cross default on the NWE Public

Service sublimit of the HoldCo and NWE Public Service Credit Facility; however, a default on the HoldCo and NWE Public Service Credit Facility would not trigger a default on the NWE Public Service South Dakota First Mortgage Bonds.

(13) Long-Term Debt and Finance Leases
Long-term debt and finance leases consisted of the following (in thousands):

		December 31,
	Due	2025	2024
Unsecured Debt:
Unsecured Revolving Line of Credit	2028	404,000	413,000
Secured Debt:
Mortgage bonds—
South Dakota—5.01%	2025	—	64,000
South Dakota—2.80%	2026	60,000	60,000
South Dakota—2.66%	2026	45,000	45,000
South Dakota—5.55%	2029	33,000	33,000
South Dakota—3.21%	2030	50,000	50,000
South Dakota—5.57%	2033	31,000	31,000
South Dakota—5.42%	2033	30,000	30,000
South Dakota—5.75%	2034	7,000	7,000
South Dakota—5.49%	2035	100,000	—
South Dakota—4.26%	2040	70,000	70,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
Montana—5.01%	2025	—	161,000
Montana—3.11%	2025	—	75,000
Montana—3.99%	2028	35,000	35,000
Montana—5.073%	2030	500,000	—
Montana—3.21%	2030	100,000	100,000
Montana—5.56%	2031	175,000	175,000
Montana—5.57%	2033	239,000	239,000
Montana—5.71%	2039	55,000	55,000
Montana—4.15%	2042	60,000	60,000
Montana—4.85%	2043	15,000	15,000
Montana—4.176%	2044	450,000	450,000
Montana—4.11%	2045	125,000	125,000
Montana—4.03%	2047	250,000	250,000
Montana—3.98%	2049	150,000	150,000
Montana—4.30%	2052	40,000	40,000
Pollution control obligations—
Montana—3.88%	2028	144,660	144,660
Other Long Term Debt:
Premium on Notes and Bonds and Debt Issuance Costs, Net		(12,653)	(12,367)
Total Long-Term Debt		$3,286,007	$2,995,293
Less current maturities (including associated debt issuance costs)		(104,967)	(299,950)
Total Long-Term Debt, Net of Current Maturities		$3,181,040	$2,695,343

Finance Leases:
Total Finance Leases	2026	$1,865	$5,461
Less current maturities		(1,865)	(3,596)
Total Long-Term Finance Leases		$—	$1,865

Secured Debt

First Mortgage Bonds

The South Dakota First Mortgage Bonds are a series of general obligation bonds issued under NWE Public Service's South Dakota indenture. These bonds are secured by substantially all of NWE Public Service's South Dakota and Nebraska electric and natural gas assets.

The Montana First Mortgage Bonds are a series of general obligation bonds issued under NW Corp's Montana indenture. These bonds are secured by substantially all of NW Corp's Montana electric and natural gas assets.

On March 28, 2024, NW Corp issued and sold $175.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.56 percent maturing on March 28, 2031. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to redeem NW Corp's $100.0 million of Montana First Mortgage Bonds and for other general utility purposes. The bonds are secured by NW Corp's electric and natural gas assets associated with its Montana utility operations.

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

On March 21, 2025, and November 7, 2025, NW Corp issued and sold $400.0 million and $100.0 million, respectively, aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.07 percent maturing on March 21, 2030. These bonds were issued and sold to certain initial purchasers without being registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon exemptions therefrom in compliance with Rule 144A under the Securities Act, or under Regulation S under the Securities Act for sales to non-U.S. persons. The proceeds from the March 2025 issuance were utilized to redeem NW Corp's $161.0 million of 5.01 percent Montana First Mortgage Bonds due May 1, 2025 and $75.0 million of 3.11 percent Montana First Mortgage Bonds due July 1, 2025, and for general utility purposes. The proceeds from the November 2025 issuance, which included $2.1 million of debt premium, were used for general utility purposes.

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

As of December 31, 2025, we were in compliance with our financial debt covenants.

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and finance leases, during the next five years are $106.9 million in 2026, $583.7 million in 2028, $33.0 million in 2029, and $650.0 million in 2030.

(14) Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal
Current	$(13,760)	$(8,121)	$2,925
Deferred	21,494	(3,807)	2,929
Investment tax credits	1,146	1,970	(129)
State and other
Current	37	(41)	(1,971)
Deferred	(2,444)	560	3,785
Income Tax Expense (Benefit)	$6,473	$(9,439)	$7,539

Deferred income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Deferred tax expense excluding items below	$54,506	$54,950	$61,537
Adjustments to other noncurrent liabilities, regulatory assets, and liabilities	(48,328)	(65,596)	(54,732)
Tax benefit allocated to other comprehensive income	(206)	(293)	(91)
Adjustments to deferred income taxes for production tax credit cash transfer	13,078	7,692	—
Investment tax credits	1,146	1,970	(129)
Deferred Tax Expense (Benefit)	$20,196	$(1,277)	$6,585

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

The table below reconciles our effective income tax rate to the federal statutory rate and summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands). Our income from continuing operations is primarily from domestic operations.

	Year Ended December 31,
	2025		2024		2023
	(in dollars)	(in percent)	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$187,565		$214,672		$201,670

Income tax calculated at federal statutory rate	39,389	21.0%	45,081	21.0%	42,350	21.0%

State income tax, net of federal provision(1)	(1,500)	(0.8)	374	0.2	606	0.3
Tax Credits
Production tax credits	(5,946)	(3.2)	(11,069)	(5.2)	(10,274)	(5.1)
Reduction to previously claimed alternative minimum tax credit	—	—	—	—	3,186	1.6
Other	656	0.4	695	0.3	(129)	(0.1)
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(30,956)	(16.5)	(23,132)	(10.8)	(25,922)	(12.9)
Amortization of excess deferred income taxes	(3,169)	(1.7)	(2,930)	(1.4)	(2,184)	(1.1)
AFUDC, net	(1,349)	(0.7)	(2,570)	(1.2)	(2,122)	(1.1)
Plant and depreciation of flow through items	16,827	9.0	9,360	4.4	6,595	3.3
Gas repairs safe harbor method change	—	—	(6,994)	(3.3)	—	—
Changes in Unrecognized Tax Benefits
Release of unrecognized tax benefits	(7,407)	(4.0)	(16,888)	(7.9)	(3,241)	(1.6)
Interest and penalties	(3,039)	(1.6)	(1,500)	(0.7)	1,500	0.7
Nontaxable and nondeductible items	2,878	1.5	367	0.2	354	0.2
Other
Unregulated Tax Cuts and Jobs Act excess deferred income taxes	—	—	—	—	(3,385)	(1.7)
Other	89	0.1	(233)	0.0	205	0.2
	(32,916)	(17.5)	(54,520)	(25.4)	(34,811)	(17.3)

Income Tax Expense (Benefit) and Effective Tax Rate	$6,473	3.5%	$(9,439)	(4.4)%	$7,539	3.7%
(1) For all years presented, the state of Montana comprises the majority of the domestic state income taxes, net of federal provisions.

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2025	2024
NOL carryforward	$114,031	$123,043
Production tax credit	89,511	97,695
Customer advances	36,406	32,455
Compensation accruals	13,033	12,717
Pension / postretirement benefits	—	9,078
Unbilled revenue	9,431	6,477
Environmental liability	6,154	5,415
Interest rate hedges	2,777	2,985
Reserves and accruals	1,482	2,252
Other	4,291	3,369
Deferred Tax Asset	277,116	295,486
Excess tax depreciation	(742,797)	(713,416)
Flow through depreciation	(143,300)	(132,944)
Goodwill amortization	(92,009)	(89,827)
Pension / postretirement benefits	(1,885)	—
Regulatory assets and other	(30,189)	(22,729)
Deferred Tax Liability	(1,010,180)	(958,916)
Deferred Tax Liability, net	$(733,064)	$(663,430)

As of December 31, 2025, our total federal NOL carryforward was approximately $452.2 million. Our federal NOL carryforward does not expire. Our state NOL carryforward as of December 31, 2025 was approximately $357.5 million. If unused, our state NOL carryforwards will expire in 2033. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

At December 31, 2025, our total production tax credit carryforward was approximately $89.5 million. If unused, our production tax credit carryforwards will expire as follows: $0.8 million in 2035, $10.9 million in 2036, $11.0 million in 2037, $10.9 million in 2038, $11.4 million in 2039, $13.1 million in 2040, $11.5 million in 2041, $13.2 million in 2042, $2.6 million in 2043, $2.3 million in 2044, and $1.8 million in 2045. We believe it is more likely than not that sufficient taxable income will be generated to utilize these production tax credit carryforwards.

Unrecognized Tax Benefits

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Unrecognized Tax Benefits at January 1	$9,612	$28,074	$30,330
Gross increases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	—
Gross decreases - tax positions in current period	—	(1,574)	(2,256)
Lapse of statute of limitations	(9,612)	(16,888)	—
Unrecognized Tax Benefits at December 31	$—	$9,612	$28,074

During the years ending December 31, 2025 and 2024, due to the expiration of the statute of limitations we decreased our unrecognized tax benefits by $9.6 million and $16.9 million, respectively. On April 14, 2023, the Internal Revenue Service (IRS) issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. During the year ended December 31, 2023, we adopted this method and decreased our total unrecognized tax benefits by $0.5 million and recognized an income tax benefit of approximately $3.2 million for previously unrecognized tax benefits.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025, we have no accrual for the payment of interest and penalties in the Consolidated Balance Sheets. As of December 31, 2024, we had $3.0 million accrued for the payment of interest and penalties.

Tax years 2022 and forward remain subject to examination by the IRS and state taxing authorities. During the first quarter of 2023 the IRS commenced and concluded a limited scope examination of our 2019 amended federal income tax return. This examination resulted in a reduction to our previously claimed alternative minimum tax credit refund that is reflected in the effective income tax rate reconciliation table above.

(15) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2025			2024			2023
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Foreign currency translation adjustment	$18	$—	$18	$(4)	$—	$(4)	$2	$—	$2
Reclassification of net income (loss) on derivative instruments	612	(160)	452	612	(160)	452	612	(160)	452
Postretirement medical liability adjustment	219	(46)	173	637	(133)	504	(331)	69	(262)
Other comprehensive income (loss)	$849	$(206)	$643	$1,245	$(293)	$952	$283	$(91)	$192

Balances by classification included within AOCL on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31,
	2025	2024
Foreign currency translation	$1,451	$1,433
Derivative instruments designated as cash flow hedges	(8,469)	(8,921)
Postretirement medical plans	957	784
Accumulated other comprehensive loss	$(6,061)	$(6,704)

The following table displays the changes in AOCL by component, net of tax (in thousands):

		December 31, 2025
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,921)	$784	$1,433	$(6,704)
Other comprehensive income before reclassifications		—	—	18	18
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	173	—	173
Net current-period other comprehensive income (loss)		452	173	18	643
Ending Balance		$(8,469)	$957	$1,451	$(6,061)

		December 31, 2024
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,373)	$280	$1,437	$(7,656)
Other comprehensive loss before reclassifications		—	—	(4)	(4)
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	504	—	504
Net current-period other comprehensive income (loss)		452	504	(4)	952
Ending Balance		$(8,921)	$784	$1,433	$(6,704)

(16) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefit plans for eligible employees. The pension plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Energy SD/NE Plan, the pension plan for our Montana employees is referred to as the NorthWestern Energy MT Plan, and collectively they are referred to as the Plans. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plans' funded status is recognized as an asset or liability in our Consolidated Financial Statements. See Note 6 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligations and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Change in benefit obligation:
Obligation at beginning of period	$447,947	$473,988	$10,726	$13,708
Service cost	4,615	5,592	255	308
Interest cost	20,001	22,944	512	557
Actuarial gain	(11,063)	(28,499)	(1,590)	(2,514)
Settlements(1)	(221,423)	(848)	—	—
Benefits paid	(22,455)	(25,230)	(710)	(1,333)
Benefit Obligation at End of Period	$217,622	$447,947	$9,193	$10,726
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$395,326	$402,671	$24,772	$22,309
Return on plan assets	38,191	9,411	3,649	3,177
Employer contributions	10,000	9,322	181	619
Settlements(1)	(221,423)	(848)	—	—
Benefits paid	(22,455)	(25,230)	(710)	(1,333)
Fair value of plan assets at end of period	$199,639	$395,326	$27,892	$24,772
Funded Status	$(17,983)	$(52,621)	$18,699	$14,046

Amounts Recognized in the Balance Sheet Consist of:
Noncurrent asset	8,801	9,467	21,216	16,943
Total Assets	8,801	9,467	21,216	16,943
Current liability	(11,500)	(10,000)	(1,143)	(1,310)
Noncurrent liability	(15,284)	(52,088)	(1,374)	(1,587)
Total Liabilities	(26,784)	(62,088)	(2,517)	(2,897)
Net amount recognized	$(17,983)	$(52,621)	$18,699	$14,046

Amounts Recognized in Regulatory Assets Consist of:
Prior service credit	—	—	—	—
Net actuarial (loss) gain	(295)	(31,835)	7,221	3,716
Amounts recognized in AOCL consist of:
Prior service cost	—	—	—	—
Net actuarial gain	—	—	1,268	1,228
Total	$(295)	$(31,835)	$8,489	$4,944
(1) In August 2025, we entered into a group annuity contract with an insurance company to provide for the payment of pension benefits to select NorthWestern Energy MT Pension Plan participants. We purchased the contract with $221.4 million of plan assets, representing 92 percent of the settled benefit obligation. The insurance company took over the payments of these benefits starting November 1, 2025. As a result of this transaction, during the twelve months ended December 31, 2025, we recorded a non-cash, non-operating settlement charge of $1.2 million. This charge is recorded within other income, net on the Consolidated Statements of Income. As discussed within Note 6 – Regulatory Assets and Liabilities, the MPSC allows recovery of pension costs on a cash funding basis. As such, this charge was deferred as a regulatory asset on the Consolidated Balance Sheets, with a corresponding decrease to operating and maintenance expense on the Consolidated Statements of Income.

The actuarial gain/loss is generally due to discount rate assumptions and actual asset returns compared with expected amounts. In the case of the NorthWestern Energy MT Pension Plan the actuarial gain/loss is mainly related to demographic changes as a result of the annuitization mentioned above. The total projected benefit obligation and fair value of plan assets for the NorthWestern Energy MT Pension Plan with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	NorthWestern Energy MT Pension Plan
	December 31,
	2025	2024
Projected benefit obligation	$173.6	$404.8
Accumulated benefit obligation	173.6	404.8
Fair value of plan assets	146.8	342.7

    As of December 31, 2025, the fair value of the NorthWestern Energy SD/NE Pension Plan assets exceeds the total projected and accumulated benefit obligation and are therefore excluded from this table.

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Service cost	$4,615	$5,592	$5,646	$255	$308	$333
Interest cost	20,001	22,944	25,852	512	557	674
Expected return on plan assets	(18,882)	(25,325)	(25,932)	(1,418)	(1,280)	(1,096)
Amortization of prior service cost	—	—	—	—	—	116
Recognized actuarial loss (gain)	—	33	228	(275)	(73)	(672)
Settlement loss recognized(1)	1,168	—	4,395	—	—	—
Net Periodic Benefit Cost (Credit)	$6,902	$3,244	$10,189	$(926)	$(488)	$(645)

Regulatory deferral of net periodic benefit cost(2)	3,490	4,850	(1,814)	—	—	—
Previously deferred costs recognized(2)	124	75	210	133	181	550
Net Periodic Benefit Cost (Credit) Recognized	$10,516	$8,169	$8,585	$(793)	$(307)	$(95)
(1) Settlement losses are related to partial annuitizations of the NorthWestern Energy MT Pension Plan.
(2) Net periodic benefit costs for pension and postretirement benefit plans are recognized for financial reporting based on the authorization of each regulatory jurisdiction in which we operate. A portion of these costs are recorded in regulatory assets and recognized in the Consolidated Statements of Income as those costs are recovered through customer rates.

For the years ended December 31, 2025, 2024, and 2023, Service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other income, net on the Consolidated Statements of Income.

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2025 and 2024. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets. During 2022, the plan's actuary conducted an experience study to review five years of plan experience and update these assumptions.

On an annual basis, we set the discount rate using a yield curve analysis. This analysis includes constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. During 2025, an increase in the discount rate of the MT Pension Plan due to the annuitization discussed above, partially offset by a decrease in the discount rate of SD/NE Pension Plan, resulted in an overall decrease to our projected benefit obligation of approximately $0.1 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we increased our long term rates of return on asset assumptions for the NorthWestern Energy MT Pension Plan and the NorthWestern Energy SD/NE Pension Plan to 6.3 percent and 4.96 percent, respectively, for 2026.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.20-5.65%	5.50-5.60%	4.95-5.00%	4.85-5.05%	5.30-5.45%	4.85-4.90%
Expected rate of return on assets	4.58-6.17	5.15-6.65	4.83-6.44	5.80	5.84	5.62
Long-term rate of increase in compensation levels (non-union)	4.00	4.00	4.00	4.00	4.00	4.00
Long-term rate of increase in compensation levels (union)	4.00	4.00	4.00	4.00	4.00	4.00
Interest crediting rate	3.3-6.0	3.3-6.0	3.30-6.00	N/A	N/A	N/A

The postretirement benefit obligation is calculated assuming that health care costs increase by a 5 percent fixed rate. The company contribution toward the premium cost is capped, therefore future health care cost trend rates are expected to have a minimal impact on company costs and the accumulated postretirement benefit obligation.

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
•Private real estate and broad global opportunistic fixed income asset classes can provide diversification to both equity and liability hedging fixed income investments and a moderate allocation to each can potentially improve the expected risk-adjusted return for the NorthWestern Energy MT Pension Plan investments over full market cycles;
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

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available. The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense. In the optimization study, assumptions are formulated about characteristics, such as expected asset class investment returns, volatility (risk) and correlation coefficients among the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period. Based on this, the target asset allocations established, within an allowable range of plus or minus 3 - 8.5 percent (depending on investment category), is as follows:

	NorthWestern Energy MT Pension		NorthWestern Energy SD/NE Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Fixed income securities	45.0%	45.0%	90.0%	90.0%	40.0%	40.0%
Opportunistic fixed income	11.0	11.0	3.0	3.0	—	—
Global equities	38.5	38.5	7.0	7.0	60.0	60.0
Private real estate	5.5	5.5	—	—	—	—

The actual allocation by plan is as follows:

	NorthWestern Energy MT Pension		NorthWestern Energy SD/NE Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Cash and cash equivalents(1)	4.7%	—%	0.9%	0.8%	0.4%	0.3%
Fixed income securities(2)	37.9	43.7	89.0	89.4	30.8	32.2
Opportunistic fixed income	9.1	11.1	3.0	2.9	—	—
Global equities(2)	33.3	39.0	7.1	6.9	68.8	67.5
Private real estate(2)	15.0	6.2	—	—	—	—
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes a substantial required cash allocation for the NorthWestern Energy MT Pension Plan related to a new overlay strategy designed to mitigate interest rate risk. Cash and cash equivalents, for purposes of this strategy, would be considered fixed income securities as it relates to target investment allocations.
(2) While some of the actual asset allocations above differ from established target allocations as of December 31, 2025, the plan Investment Manager has 60 days to initiate action to rebalance portfolios, when allocations fall out of acceptable ranges. While target allocations are the goal, both plan liquidity needs and investment liquidity terms (particularly as they pertain to the NorthWestern Energy MT Pension Plan annuitization mentioned above) may cause temporary imbalances to occur.

Generally, the asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels. Both plan liquidity needs and investment liquidity terms may affect the timing of rebalancing. Investment policy guidelines allow for a transition to targets over time. Debt securities consist of U.S. and international instruments including emerging markets and high yield instruments, as well as government, corporate, asset backed and mortgage backed securities. While the portfolio may invest in high yield securities, the average quality must be rated at least “investment grade" by rating agencies. Equity, real estate and fixed income portfolios may be comprised of both active and passive management strategies. Performance of fixed income investments is measured by both traditional investment benchmarks as well as relative changes in the present value of the plan's liabilities. Equity investments consist primarily of U.S. stocks including large, mid and small cap stocks. We also invest in global equities with exposure to developing and emerging markets. Equity investments may also be diversified across investment styles such as growth and value. Derivatives, options and futures are permitted for the purpose of reducing risk but may not be used for speculative purposes. Real estate investments will consist of global equity or debt interests in tangible property consisting of land, buildings, and other improvements in commercial and residential sectors.

The following tables set forth, both by level within the fair value hierarchy and by net asset value (NAV) as a practical expedient, the assets (in thousands) that were accounted for on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value(1)	Total Investments Measured at NAV (Common Collective Trusts)	Total Investments
Pension Plan
Cash and cash equivalents	$—	$—	$—	$—	$7,418	$7,418
Fixed income securities	—	13,542	—	13,542	88,975	102,517
Opportunistic fixed income	—	—	—	—	14,965	14,965
Global equities	—	—	—	—	52,660	52,660
Private real estate	—	—	—	—	22,079	22,079
Total investments	$—	$13,542	$—	$13,542	$186,097	$199,639

Other Postretirement Benefits Plan
Cash and cash equivalents	$—	$—	$—	$—	$103	$103
Fixed income securities	5,940	—	—	5,940	2,653	8,593
Global equities	3,808	—	—	3,808	15,388	19,196
Total investments	$9,748	$—	$—	$9,748	$18,144	$27,892

	December 31, 2024
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value(1)	Total Investments Measured at NAV (Common Collective Trusts)	Total Investments
Pension Plan
Cash and cash equivalents	$—	$—	$—	$—	$502	$502
Fixed income securities	—	—	—	—	196,588	196,588
Opportunistic fixed income	—	—	—	—	39,727	39,727
Global equities	—	—	—	—	137,321	137,321
Private real estate	—	—	—	—	21,188	21,188
Total investments	$—	$—	$—	$—	$395,326	$395,326

Other Postretirement Benefits Plan
Cash and cash equivalents	$—	$—	$—	$—	$72	$72
Fixed income securities	5,504	—	—	5,504	2,475	7,979
Global equities	3,093	—	—	3,093	13,628	16,721
Total investments	$8,597	$—	$—	$8,597	$16,175	$24,772
(1) See Note 11 - Fair Value Measurements for further information on fair value measurement inputs and methods.

The following are descriptions of the methods and assumptions used to value investments held by pension and other postretirement trusts.

•Common/Collective Trusts: The majority of our plan assets are held by common collective trusts (CCTs). In accordance with our investment policy, these pooled investment funds must have an adequate asset base relative to their asset class, be invested in a diversified manner and have a minimum of three years of verified investment performance experience or have a portfolio manager with a minimum of three years of verified investment experience in a similar investment strategy. The fund must have management and/or oversight by an investment advisor registered with the SEC. Investments in a collective investment vehicle are valued by multiplying the investee company’s NAV per share by the number of units or shares owned at the valuation date. NAV per share is determined by the trustee. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT’s investment manager, which determines valuations using methods based on quoted closing market prices on national securities exchanges, or at fair value as determined in good faith by the CCT’s investment manager if applicable. The direct holding of NorthWestern Energy Group stock is not permitted; however, any holding in a diversified mutual fund or collective investment fund is permitted.
•Registered Investment Companies: Investments in mutual funds, categorized as global equities above, sponsored by a registered investment company are valued based on exchange listed prices. Where the value is a quoted price in an active market, the investment is classified within Level 1 of the fair value hierarchy.
•Fixed Income Securities: Certain fixed income securities are valued at the closing price reported in the active market in which the security is traded. Other fixed income securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the bonds are valued for the trustee by a pricing vendor on the basis of bid or mid evaluations in accordance to the region's market convention, using factors which include but are not limited to market quotes, yields, maturities and the bond's terms and conditions. Pricing vendors use proprietary methods to arrive at the evaluated price, which represents the price a dealer would pay for the security.
•Derivative Financial Instruments: Futures contracts that are publicly traded in active markets are valued at closing prices as of the last business day of the year. Fixed income futures and options are marked to market daily.

Cash Flows

In accordance with the Pension Protection Act of 2006 (PPA), and the relief provisions of the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), we are required to meet minimum funding levels in order to avoid required contributions and benefit restrictions. We have elected to use asset smoothing provided by the WRERA, which allows the use of asset averaging, including expected returns (subject to certain limitations), for a 24-month period in the determination of funding requirements. Additional funding relief was passed in the American Rescue Plan Act of 2021, providing for longer amortization and interest rate smoothing, which we elected to use. We expect to continue to make contributions to the pension plans in 2026 and future years that reflect the minimum requirements and discretionary amounts consistent with the amounts recovered in rates. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact our funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension costs for 2025, 2024 and 2023 were based on actual contributions to the NorthWestern Energy MT Pension Plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2025	2024	2023
NorthWestern Energy MT Pension Plan	$10,000	$8,122	$8,000
NorthWestern Energy SD/NE Pension Plan	—	1,200	1,200
	$10,000	$9,322	$9,200

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2026	15,334	1,652
2027	9,627	1,050
2028	10,799	977
2029	11,400	868
2030	12,186	894
2031-2035	71,848	3,641

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to the plan. We also contribute various percentages of employees' gross compensation to the plan. Company contributions for the years ended December 31, 2025, 2024 and 2023 totaled $15.5 million, $14.7 million, and $13.2 million, respectively.

(17) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. As of December 31, 2025, there were 411,984 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to two years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

We account for our share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Performance Unit Awards

Performance unit awards are granted annually under the ECP. These awards contain service-, market-, and performance-based components. The service-based component of these awards, representing 30 percent of the award, vest at the end of the three-year performance period as long as the individual has remained employed with us over that term. The performance goals are independent of each other and equally weighted at 35 percent of the award, and are based on two metrics: (i) EPS growth level and average return on equity; and (ii) total shareholder return relative to a peer group. These awards vest at the end of the three-year performance period if we have achieved certain performance goals and the individual remains employed by us. The exact number of shares issued under the market- and performance-based components will vary from 0 percent to 200 percent of the target award, depending on actual company performance relative to the performance goals.

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

	2025	2024
Risk-free interest rate	4.37%	4.38%
Expected life, in years	3	3
Expected volatility	15.3% to 30.2%	12.5% to 29.0%
Dividend yield	4.9%	5.6%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2025, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	231,926	$46.07
Granted	138,658	48.91
Vested	(85,928)	54.41
Forfeited	(2,435)	46.26
Remaining nonvested grants	282,221	$44.92

Retirement/Retention Restricted Share Awards

In December 2011, an executive retirement / retention program was established that provides for the annual grant of restricted share units. Awards granted before 2022 are subject to a five-year performance and vesting period. The performance measure for these awards requires net income for the calendar year of at least three of the five full calendar years during the performance period to exceed net income for the calendar year the awards are granted. Awards granted in 2022 no longer contain this performance measure, instead these awards will vest after five full calendar years if the employee remains employed during that service period. No retirement/retention restricted shares were granted during the year ended December 31, 2025. Once vested, the awards will be paid out in shares of common stock in five equal annual installments after a recipient has separated from service. The fair value of these awards is measured based upon the closing market price of our common stock as of the grant date less the present value of expected dividends.

A summary of nonvested shares as of and changes during the year ended December 31, 2025, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	50,796	$45.40
Granted	—	—
Vested	(12,916)	44.57
Forfeited	—	—
Remaining nonvested grants	37,880	$45.68

We recognized total stock-based compensation expense of $5.7 million, $3.4 million, and $3.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, and related income tax benefit of $1.5 million, $0.7 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had $6.8 million of unrecognized compensation cost related to the nonvested portion of our outstanding awards. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested was $4.7 million, $3.1 million, and $4.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(18) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of the common stock, 2,856,957 shares are reserved for the incentive plan awards. For further detail of grants under this plan see Note 17 - Stock-Based Compensation.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 16,591 and 5,809 during the years ended December 31, 2025 and 2024, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

As of December 31, 2025, approximately $615.9 million and $264.4 million of NW Corp and NWE Public Service unrestricted net assets, respectively, were available for the payment of dividends to NorthWestern Energy Group under our most restrictive dividend restriction.

(19) Earnings Per Share

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

	December 31,
	2025	2024	2023
Basic computation	61,381,328	61,293,052	60,321,481
Dilutive effect of
Performance and restricted share awards(1)	160,090	81,153	36,312
Diluted computation	61,541,418	61,374,205	60,357,793

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of December 31, 2025, there were no shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(20) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. These contracts require us to purchase minimum amounts of energy at prices ranging from $124 to $130 per MWH through 2029. As of December 31, 2025, our estimated gross contractual obligation related to these contracts was approximately $168.6 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $152.8 million through 2029. As contractual obligations are settled, the related purchases and sales are recorded within Fuel, purchased power and direct transmission expense and Electric revenues in our Consolidated Statements of Income. The present value of the remaining liability is recorded in Other noncurrent liabilities in our Consolidated Balance Sheets. The following summarizes the change in the liability (in thousands):

	December 31,
	2025	2024
Beginning QF liability	$23,498	$28,670
Settlements	(10,206)	(7,606)
Interest expense	1,585	2,434
Ending QF liability	$14,877	$23,498

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2026	$55,393	$46,274	$9,119
2027	56,665	46,668	9,997
2028	42,400	41,664	736
2029	14,134	18,231	(4,097)
Total(1)	$168,592	$152,837	$15,755
(1) This net unrecoverable amount represents the undiscounted difference between the total gross obligations and recoverable amounts. The ending QF liability in the table above represents the present value of this net unrecoverable amount.

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. Costs incurred under these contracts are included in Fuel, purchased power and direct transmission expense in the Consolidated Statements of Income and were approximately $276.8 million, $290.1 million and $340.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, our commitments under these contracts were $424.5 million in 2026, $343.7 million in 2027, $340.1 million in 2028, $341.5 million in 2029, $316.7 million in 2030, and $2.1 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the 2014 purchase of hydroelectric generating facilities and associated assets located in Montana, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $18.1 million between 2026 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $21.2 million to $34.7 million. As of December 31, 2025, we had a reserve of approximately $26.6 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

The following summarizes the change in our environmental liability (in thousands):

	December 31,
	2025	2024	2023
Liability at January 1,	$23,729	$25,286	$26,367
Additions	2,638	—	—
Deductions	(2,043)	(2,262)	(2,520)
Charged to costs and expense	2,289	705	1,439
Liability at December 31,	$26,613	$23,729	$25,286

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

Manufactured Gas Plants - Approximately $21.3 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Agriculture and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of December 31, 2025, the reserve for remediation costs at this site was approximately $7.8 million, and we estimate that approximately $2.7 million of this amount will be incurred through 2030. The SDPUC permits the recovery of these costs within rates.

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

Montana - We own or have responsibility for sites in Butte, Missoula, Helena, and Great Falls Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana’s state superfund list, were placed into the MDEQ voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site.

In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments. The MDEQ approved the RIWP in March 2020 and field work was completed in 2022. We submitted a Remedial Investigation Report (RI Report) summarizing the work completed to MDEQ in March 2022 and received initial comments back from DEQ in August 2025, which require revisions and additional information which are expected to be completed in 2026. Additional field work may be required by DEQ and will commence after the RI Report is finalized by MDEQ.

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

In connection with the acquisition of the Energy West operations we recognized an additional $2.6 million reserve for remediation costs associated with a site in Great Falls, Montana that was identified during the acquisition. The MPSC has previously approved the recovery of costs related to this site, and as such, the costs associated with this reserve have been deferred as a regulatory asset on the Consolidated Balance Sheets. If approval to recover costs from retail customers is subsequently denied, our Asset Purchase Agreement with Hope Utilities includes provisions that allow us to seek recovery from them.

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

LEGAL PROCEEDINGS

We are subject to various legal proceedings, governmental audits and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

(21) Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following tables disaggregate our revenue for the twelve months ended by major source and customer class (in thousands):

December 31, 2025	Electric	Natural Gas	Total
Montana	406,643	120,830	527,473
South Dakota	77,894	28,948	106,842
Nebraska	—	25,733	25,733
Residential	484,537	175,511	660,048
Montana	408,530	68,722	477,252
South Dakota	120,108	21,574	141,682
Nebraska	—	13,784	13,784
Commercial	528,638	104,080	632,718
Industrial	43,128	2,439	45,567
Lighting, governmental, irrigation, and interdepartmental	34,510	1,350	35,860
Total Retail Revenues	1,090,813	283,380	1,374,193
Regulatory Amortization	58,265	(305)	57,960
Transmission	111,024	—	111,024
Transportation, wholesale and other	9,854	57,528	67,382
Total Revenues	$1,269,956	$340,603	$1,610,559

December 31, 2024	Electric	Natural Gas	Total
Montana	398,790	110,215	509,005
South Dakota	70,012	26,884	96,896
Nebraska	—	21,205	21,205
Residential	468,802	158,304	627,106
Montana	408,977	59,925	468,902
South Dakota	111,813	18,069	129,882
Nebraska	—	11,432	11,432
Commercial	520,790	89,426	610,216
Industrial	46,637	1,041	47,678
Lighting, governmental, irrigation, and interdepartmental	32,811	1,352	34,163
Total Retail Revenues	1,069,040	250,123	1,319,163
Regulatory Amortization	24,908	19,017	43,925
Transmission	97,052	—	97,052
Transportation, wholesale and other	9,701	44,057	53,758
Total Revenues	$1,200,701	$313,197	$1,513,898

December 31, 2023	Electric	Natural Gas	Total
Montana	408,341	136,097	544,438
South Dakota	67,888	36,638	104,526
Nebraska	—	35,539	35,539
Residential	476,229	208,274	684,503
Montana	431,357	73,721	505,078
South Dakota	103,194	25,869	129,063
Nebraska	—	22,114	22,114
Commercial	534,551	121,704	656,255
Industrial	45,958	1,392	47,350
Lighting, governmental, irrigation, and interdepartmental	32,756	1,681	34,437
Total Retail Revenues	1,089,494	333,051	1,422,545
Regulatory Amortization	(105,608)	(25,012)	(130,620)
Transmission	78,436	—	78,436
Transportation, wholesale and other	6,511	45,271	51,782
Total Revenues	$1,068,833	$353,310	$1,422,143

(22) Segment and Related Information

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

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2025	Electric	Gas	Total
Operating revenues	$1,269,956	$340,603	$1,610,559
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	306,569	103,186	409,755
Operating, general, and administrative	331,477	101,257	432,734
Property and other taxes	140,937	41,204	182,141
Depreciation and depletion	208,565	40,961	249,526
Interest expense, net	(113,525)	(30,271)	(143,796)
Other income, net	7,574	3,702	11,276
Income tax (expense) benefit	(16,029)	(1,087)	(17,116)
Segment net income	$160,428	$26,339	$186,767
Reconciliation to consolidated net income
Other, net(1)			(5,675)
Consolidated net income			$181,092

December 31, 2024	Electric	Gas	Total
Operating revenues	$1,200,701	$313,197	$1,513,898
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	329,578	104,238	433,816
Operating, general, and administrative	270,145	92,211	362,356
Property and other taxes	126,470	37,386	163,856
Depreciation and depletion	189,987	37,648	227,635
Interest expense, net	(99,250)	(27,740)	(126,990)
Other income, net	18,082	5,803	23,885
Income tax (expense) benefit	(20,892)	7,963	(12,929)
Segment net income	$182,461	$27,740	$210,201
Reconciliation to consolidated net income
Other, net(1)			13,910
Consolidated net income			$224,111

December 31, 2023	Electric	Gas	Total
Operating revenues	$1,068,833	$353,310	$1,422,143
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	262,755	157,507	420,262
Operating, general, and administrative	249,549	87,153	336,702
Property and other taxes	120,289	34,323	154,612
Depreciation and depletion	174,071	36,403	210,474
Interest expense, net	(84,089)	(15,719)	(99,808)
Other income, net	11,580	3,344	14,924
Income tax (expense) benefit	(14,196)	4,627	(9,569)
Segment net income	$175,464	$30,176	$205,640
Reconciliation to consolidated net income
Other, net(1)			(11,509)
Consolidated net income			$194,131
(1) Consists of unallocated corporate costs, including merger-related costs, and certain limited unregulated activity within the energy industry.

(23) Fourth Quarter Financial Data (Unaudited)

Our fourth quarter financial information has not been audited, but, in management's opinion, includes all adjustments necessary for a fair presentation. Amounts presented are in thousands, except per share data:

	Three Months Ended December 31,
	2025	2024
Operating revenues	$414,265	$373,466
Operating income	60,024	91,696
Net income	$44,691	$80,552
Average common shares outstanding	61,409	61,315
Income per average common share:
Basic	$0.73	$1.32
Diluted	$0.72	$1.31

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NORTHWESTERN ENERGY GROUP

NORTHWESTERN ENERGY GROUP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in thousands)

	Year Ended December 31,
	2025	2024	2023(1)
Operating Expenses:
Administrative and general	$10,511	$1,134	$231
Property and other taxes	159	—	—
Total Operating Expenses	10,670	1,134	231
Operating Loss	10,670	1,134	231
Interest expense	(6,556)	(4,683)	—
Earnings from investments in subsidiaries, net of tax	186,712	207,650	83,142
Other income, net	785	212	230
Income before income taxes	170,271	202,045	83,141
Income tax benefit	10,821	22,066	—
Net Income	181,092	224,111	83,141
Other comprehensive income from subsidiaries, net of tax	643	952	365
Comprehensive Income	$181,735	$225,063	$83,506
(1) NorthWestern Energy Group did not have operational activity until October 2, 2023. Refer to Note 1 - Basis of Presentation to the Condensed Financial Statements for further information.

See Notes to Condensed Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED BALANCE SHEET

(PARENT COMPANY ONLY)

(in thousands)

	As of December 31,
	2025	2024
ASSETS:
Current Assets:
Cash and cash equivalents	$739	$726
Accounts receivable	9,936	1,689
Total current assets	10,675	2,415
Investments in subsidiaries	3,020,267	2,996,648
Deferred tax assets	11,612	9,578
Other noncurrent assets	4,996	4,613
Total Assets	$3,047,550	$3,013,254
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Short-term borrowings	$150,000	$100,000
Accounts payable	—	2,742
Accrued expenses and other	2,332	21
Total current liabilities	152,332	102,763
Long-term debt	926	36,901
Deferred tax liabilities	3,556	3,083
Other noncurrent liabilities	4,996	12,807
Total Liabilities	161,810	155,554
Total Shareholders' Equity	2,885,740	2,857,700
Total Liabilities and Shareholders' Equity	$3,047,550	$3,013,254

See Notes to Condensed Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in thousands)

	Year Ended December 31,
	2025	2024	2023(1)
OPERATING ACTIVITIES:
Net Income	$181,092	$224,111	$83,141
Adjustments to reconcile net income to cash used in operations:
Equity in earnings from subsidiaries, net of tax	(186,712)	(207,650)	(83,142)
Cash dividends received from subsidiaries	181,385	91,183	39,042
Amortization of debt issuance costs	52	25	—
Stock-based compensation costs	51	50	—
Deferred income taxes	(8,464)	(18,588)	—
Changes in assets and liabilities
Accounts receivable	(8,247)	(1,483)	(207)
Accounts payable	(2,742)	684	—
Accrued expenses	2,310	(219)	—
Other noncurrent assets and liabilities	(1,292)	(2,272)	—
Cash Provided by Operating Activities	157,433	85,841	38,834
INVESTING ACTIVITIES:
Contributions to subsidiaries	(10,714)	(64,777)	—
Return of capital from subsidiaries	—	—	—
Cash Used in Investing Activities	(10,714)	(64,777)	—
FINANCING ACTIVITIES:
Dividends on common stock	(161,389)	(158,589)	(39,002)
Issuances of short-term borrowings	50,000	100,000	—
Line of credit (repayments) borrowings, net	(36,000)	37,000	—
Treasury stock activity	709	1,192	351
Financing costs	(26)	—	(124)
Cash Used in Financing Activities	(146,706)	(20,397)	(38,775)
Net Increase in Cash and Cash Equivalents	13	667	59
Cash, Cash Equivalents and Restricted Cash, beginning of period	726	59	—
Cash and Cash Equivalents end of period	$739	$726	$59
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

There were $181.4 million, $91.2 million, and $39.0 million of cash dividends paid to NorthWestern Energy Group from wholly-owned subsidiaries for the year ending December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

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

(2) Short-Term Borrowings and Credit Arrangements

For information concerning NorthWestern Energy Groups' short-term borrowings and credit arrangements, see Note 12 - Short-Term Borrowings and Credit Arrangements to the Consolidated Financial Statements of NorthWestern Energy Group included within this Form 10-K.