Form 10-Q
period 2026-03-31
NorthWestern Energy Group, Inc.
filed 2026-04-30
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,508,016 shares outstanding at April 24, 2026

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, our examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•risks relating to the pending merger transaction pursuant to that certain Agreement and Plan of Merger dated August 18, 2025 (Merger Agreement) between NorthWestern and Black Hills Corporation (Black Hills), including, among others, (1) the risk of delays in consummating the pending merger transaction, including as a result of required regulatory approvals, which may not be obtained on the expected timeline, or at all, (2) the risk of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, (3) the risk that required regulatory approvals are subject to conditions not anticipated by NorthWestern and Black Hills, (4) the possibility that the anticipated benefits and projected value creation of the pending merger transaction will not be realized or will not be realized within the expected time period, (5) disruption to the parties’ businesses as a result of the announcement and pendency of the merger transaction, including potential distraction of management from current plans and operations of NorthWestern or Black Hills and the ability of NorthWestern or Black Hills to retain and hire key personnel, (6) reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the pending merger transaction, (7) the possibility that the pending merger transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (8) the outcome of any legal or regulatory proceedings that may be instituted against NorthWestern or Black Hills related to the Merger Agreement or the pending merger transaction, (9) the risks associated with third party contracts containing consent and/or other provisions that may be triggered by the pending merger transaction, (10) legislative, regulatory, political, market, economic and other conditions, developments and uncertainties affecting NorthWestern's or Black Hills' businesses; (11) the evolving legal, regulatory and tax regimes under which NorthWestern and Black Hills operate; (12) restrictions during the pendency of the merger transaction that may impact NorthWestern's or Black Hills' ability to pursue certain business opportunities or strategic transactions; and (13) unpredictability and severity of catastrophic events, including, but not limited to, extreme weather, natural disasters, acts of terrorism or outbreak of war or hostilities, as well as NorthWestern's and Black Hills' response to any of the aforementioned factors;
•adverse determinations by regulators, such as adverse outcomes from the denial of interim rates, final rates not consistent with a reasonable ability to earn our allowed returns, failure to timely approve our requests associated with recovering the operating costs for the additional interests in Colstrip Units 3 and 4, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, and wildfire damages in excess of liability insurance coverage, could have a material effect on our liquidity, results of operations and financial condition;
•our ability to attract and serve large new load customers, including data centers and other energy-intensive operations, depends on regulatory and legislative actions supportive of a framework for review and approval of these large new load customer contracts.
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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Electric	$362,054	$335,483
Gas	135,516	131,147
Total Revenues	497,570	466,630
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	145,565	138,197
Operating and maintenance	74,540	56,709
Administrative and general	46,119	41,357
Property and other taxes	50,404	43,240
Depreciation and depletion	66,831	62,400
Total Operating Expenses	383,459	341,903
Operating income	114,111	124,727
Interest expense, net	(39,916)	(36,511)
Other income, net	3,057	3,928
Income before income taxes	77,252	92,144
Income tax expense	(13,796)	(15,204)
Net Income	$63,456	$76,940

Average Common Shares Outstanding	61,461	61,339
Basic Earnings per Average Common Share	$1.03	$1.25
Diluted Earnings per Average Common Share	$1.03	$1.25
Dividends Declared per Common Share	$0.67	$0.66

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$63,456	$76,940
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	1
Reclassification of net losses on derivative instruments	113	113
Total Other Comprehensive Income	112	114
Comprehensive Income	$63,568	$77,054

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$5,861	$8,781
Restricted cash	21,744	21,957
Accounts receivable, net	199,275	209,751
Inventories	134,071	132,506
Regulatory assets	103,237	92,937
Prepaid expenses and other	48,984	38,010
Total current assets	513,172	503,942
Property, plant, and equipment, net	6,794,000	6,738,849
Goodwill	367,635	367,635
Regulatory assets	773,589	772,634
Other noncurrent assets	134,110	76,631
Total Assets	$8,582,506	$8,459,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$1,844	$1,865
Current portion of long-term debt	104,983	104,967
Short-term borrowings	150,000	150,000
Accounts payable	121,796	129,633
Accrued expenses and other	321,104	272,373
Regulatory liabilities	31,195	38,613
Total current liabilities	730,922	697,451
Long-term finance leases	8,436	—
Long-term debt	3,177,528	3,181,040
Deferred income taxes	750,719	733,064
Noncurrent regulatory liabilities	684,664	678,861
Other noncurrent liabilities	321,353	283,535
Total Liabilities	5,673,622	5,573,951
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 65,001,449 and 61,503,442 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	650	649
Treasury stock at cost	(99,186)	(97,503)
Paid-in capital	2,094,232	2,091,935
Retained earnings	919,137	896,720
Accumulated other comprehensive loss	(5,949)	(6,061)
Total Shareholders' Equity	2,908,884	2,885,740
Total Liabilities and Shareholders' Equity	$8,582,506	$8,459,691

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$63,456	$76,940
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	66,831	62,400
Amortization of debt issuance costs, premium, and deferred hedge gain	975	990
Stock-based compensation costs	2,045	2,284
Equity portion of allowance for funds used during construction	(1,941)	(1,797)
Loss on disposition of assets	9	149
Deferred income taxes	14,140	13,071
Changes in current assets and liabilities:
Accounts receivable	10,476	275
Inventories	(1,565)	3,335
Other current assets	(10,974)	5,510
Accounts payable	(7,984)	(14,992)
Accrued expenses and other	48,746	24,792
Regulatory assets	(10,300)	(12,711)
Regulatory liabilities	(7,418)	(6,335)
Other noncurrent assets and liabilities	(7,082)	(519)
Cash Provided by Operating Activities	159,414	153,392
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(116,080)	(92,124)
Investment in debt & equity securities	—	(4,584)
Cash Used in Investing Activities	(116,080)	(96,708)
FINANCING ACTIVITIES:
Dividends on common stock	(41,038)	(40,307)
Issuance of long-term debt	—	400,000
Line of credit repayments, net	(4,000)	(362,000)
Other financing activities, net	(1,429)	(3,328)
Cash Used in Financing Activities	(46,467)	(5,635)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(3,133)	51,049
Cash, Cash Equivalents, and Restricted Cash, beginning of period	30,738	29,017
Cash, Cash Equivalents, and Restricted Cash, end of period	$27,605	$80,066
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Production tax credits(1)	—	(8,255)
Interest	44,166	32,768
Significant non-cash transactions:
Capital expenditures included in accounts payable	41,848	14,028
(1) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows.
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2024	64,811	3,490	$648	$(97,394)	$2,084,133	$877,017	$(6,704)	$2,857,700

Net income	—	—	—	—	—	76,940	—	76,940
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1	1
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	59	—	1	(729)	2,272	—	—	1,544
Issuance of shares	—	7	—	188	189	—	—	377
Dividends on common stock ($0.660 per share)	—	—	—	—	—	(40,307)	—	(40,307)
Balance at March 31, 2025	64,870	3,497	$649	$(97,935)	$2,086,594	$913,650	$(6,590)	$2,896,368

Balance at December 31, 2025	64,895	3,477	$649	$(97,503)	$2,091,935	$896,720	$(6,061)	$2,885,740

Net income	—	—	—	—	—	63,456	—	63,456
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	106	28	1	(1,874)	2,036	—	—	163
Issuance of shares	—	(7)	—	191	261	—	—	452
Dividends on common stock ($0.670 per share)	—	—	—	—	—	(41,039)	—	(41,039)
Balance at March 31, 2026	65,001	3,498	650	(99,186)	2,094,232	919,137	(5,949)	2,908,884

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in the NorthWestern Energy Group's Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 850,300 customers in Montana, South Dakota, Nebraska and Yellowstone National Park, through its subsidiaries NorthWestern Corporation (NW Corp) and NorthWestern Energy Public Service Corporation (NWE Public Service). We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2026 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. We recommend that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$5,861	$8,781	$56,025	$4,283
Restricted cash	21,744	21,957	24,041	24,734
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$27,605	$30,738	$80,066	$29,017

(2) Pending Merger with Black Hills Corporation

On August 18, 2025, we entered into a Merger Agreement with Black Hills and River Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Black Hills (Merger Sub). The Merger Agreement provides for an all-stock merger of equals between NorthWestern and Black Hills upon the terms and subject to the conditions set forth therein. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills, which would assume the new corporate name of Bright Horizon Energy as the resulting parent company of the combined corporate group. Under the provisions of ASC Topic 805, which requires the identification of an acquirer in a business combination, Black Hills is the accounting acquirer. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of NorthWestern, par value $0.01 per share, issued and outstanding as of immediately prior to closing will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of Black Hills Common Stock.

In connection with this pending merger, we have incurred merger-related costs. During the three months ended March 31, 2026, we have incurred $3.4 million of merger-related costs, which are included in our Administrative and general expenses.

Regulatory and Shareholder Approvals

Our pending merger with Black Hills was unanimously approved by our board of directors and Black Hills' board of directors. In February 2026, the Form S-4, which contains joint proxy statement/prospectus for NorthWestern and Black Hills, was declared effective by the SEC. In April 2026, shareholders of each company voted to approve the Merger and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired, permitting consummation of the transaction. The completion of the Merger remains subject to the satisfaction or waiver of certain conditions to closing, including (1) subject to certain conditions, the receipt of certain regulatory approvals, including approval from the Federal Energy Regulatory Commission (FERC), the Montana Public Service Commission (MPSC), the Nebraska Public Service Commission (NPSC), and the South Dakota Public Utilities Commission (SDPUC), in each case on such terms and conditions that would not result in a material adverse effect on Bright Horizon Energy; (2) the absence of any court order or regulatory injunction prohibiting the completion of the Merger; (3) the authorization for listing of shares of Black Hills Common Stock to be issued in the Merger on a mutually agreed stock exchange; (4) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (5) compliance by each party in all material respects with its covenants; (6) the absence of a material adverse effect on each party; and (7) receipt of each party of an opinion relating to the anticipated tax-free treatment of the Merger.

We have filed applications with the MPSC, NPSC, SDPUC, and FERC for approval of the Merger. In March 2026, we reached a settlement agreement with the Public Advocate of Nebraska, which is subject to approval by the NPSC. A hearing with the NPSC was held in April 2026. In April 2026, we reached settlement agreements with certain key intervenors in both Montana and South Dakota, which are subject to approval by the MPSC and SDPUC, respectively. Hearings with the MPSC and SDPUC are scheduled in the second quarter of 2026. We anticipate the transaction closing in the second half of 2026, subject to the satisfaction or waiver of certain closing conditions.

(3) Regulatory Matters

Montana Rate Review

In December 2025, the MPSC issued a final order approving our partial electric settlement agreement. The final order also suspended the 90/10 cost sharing mechanism of the Power Cost and Credit Adjustment Mechanism (PCCAM) on a temporary basis pending further review by the MPSC. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of Yellowstone County Generating Station (YCGS). As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance. As of March 31, 2026, we have $6.3 million reserved within Regulatory liabilities on the Condensed Consolidated Balance Sheets for interim rates to be refunded to customers.

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, for which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year. Any subsequent modifications by the MPSC to their final order will be reflected in our 2026 results.

Colstrip Acquisitions and Requests for Cost Recovery

In January 2023, and July 2024, we entered into definitive agreements with Avista Corporation (Avista) and Puget Sound Energy (Puget), respectively, to acquire their respective interests in Colstrip Units 3 and 4 for $0 and completed these acquisitions on January 1, 2026. Accordingly, we are responsible for the associated operating costs beginning on January 1, 2026, which we will not collect through utility base rates, until requested in a future Montana rate review. Puget and Avista will remain responsible for their respective pre-closing share of environmental, asset retirement obligations (AROs), and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommissioning and demolition costs associated with the existing facilities that comprise their interests.

While Puget and Avista remain contractually obligated for the pre-closing share of AROs, we remain the primary obligor. As such, as of March 31, 2026, we have recorded $2.8 million and $34.6 million within Accrued expenses and other and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets for these AROs, and we have recorded an indemnification asset of $2.8 million and $34.6 million with Prepaid expenses and other and Other noncurrent assets, respectively, on the Condensed Consolidated Balance Sheets.

Avista Interests - The 222 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Avista (Avista Interests) on January 1, 2026, was identified as a key element in our strategy to achieve resource adequacy for customers, as outlined in our 2023 Montana Integrated Resource Plan. Noting the costs associated with operating this resource are not currently reflected in utility customer rates, in August 2025, we filed a temporary PCCAM tariff waiver request with the MPSC that could provide a near-term cost-recovery mechanism to offset a portion of the approximately $18 million in annual incremental operating and maintenance costs associated with the Avista Interests. This waiver requested that the MPSC allow us to keep 100 percent of the net revenue associated with certain designated power sales contracts up to the amount of the operating and maintenance expenses we incur associated with our Avista Interests. Furthermore, the waiver request indicated that any net revenues from the designated contracts exceeding the operating and maintenance expenses associated with our Avista Interests would continue to flow back to retail customers. In January 2026, the MPSC approved our PCCAM tariff waiver request on an interim basis with final approval or denial subject to the ongoing PCCAM docket process.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. Unlike the Avista Interests, we do not currently need this capacity to serve existing customers in Montana. As such, the Puget Interests are held by our FERC regulated subsidiary to isolate the costs associated with this acquired interest from our Montana retail customers. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. In February 2026, the FERC approved both the cost based rates and the contract rates retroactive to January 1, 2026. In March 2026, two MPSC commissioners, in their individual capacity, filed a motion with the FERC requesting a rehearing that largely reiterated arguments previously rejected by the FERC. We anticipate that the FERC will rule on this motion in the second quarter of 2026. If the FERC denies the motion, its prior approval order will stand. If the FERC grants the motion, it could reopen all or some portion of the proceedings.

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

During the three months ended March 31, 2026 income tax expense was $13.8 million compared to $15.2 million for the same period in 2025. For the three months ended March 31, 2026, the effective tax rate was 17.9% compared to 16.5% for the same period in 2025. The higher effective tax rate was primarily due to lower production tax credits.

(5) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2026			March 31, 2025
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$1	$—	$1
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Other comprehensive income (loss)	$152	$(40)	$112	$154	$(40)	$114

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2026	December 31, 2025
Foreign currency translation	$1,450	$1,451
Derivative instruments designated as cash flow hedges	(8,356)	(8,469)
Postretirement medical plans	957	957
Accumulated other comprehensive loss	$(5,949)	$(6,061)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2026
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,469)	$957	$1,451	$(6,061)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(1)	112
Ending balance		$(8,356)	$957	$1,450	$(5,949)

		Three Months Ended
		March 31, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,921)	$784	$1,433	$(6,704)
Other comprehensive income before reclassifications		—	—	1	1
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	1	114
Ending balance		$(8,808)	$784	$1,434	$(6,590)

(6) Financing Activities

On April 9, 2026, we amended our existing NorthWestern Energy Group $150.0 million Term Loan Credit Agreement (Term Loan) to extend the maturity date from April 10, 2026 to December 31, 2026.

We exercised a five-year renewal option on a default supply procurement agreement, which we have recorded as a finance lease on our Condensed Consolidated Balance Sheets. As a result, the finance lease term was extended and will mature on

June 30, 2031.

On April 28, 2026, NWE Public Service priced $150.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.51 percent maturing on June 15, 2036. We expect to complete the issuance and sale of these bonds on June 15, 2026. A portion of the proceeds will be utilized to redeem all $60.0 million of NWE Public Service's 2.80 percent South Dakota First Mortgage Bonds due on June 15, 2026.

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

Financial data for the reportable segments are as follows (in thousands):

Three Months Ended
March 31, 2026	Electric	Gas	Total
Operating revenues	$362,054	$135,516	$497,570
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	90,275	55,290	145,565
Operating, general, and administrative	89,601	27,131	116,732
Property and other taxes	39,211	11,152	50,363
Depreciation and depletion	55,469	11,362	66,831
Interest expense, net	(30,185)	(7,871)	(38,056)
Other income, net	1,545	624	2,169
Income tax expense	(11,483)	(3,135)	(14,618)
Segment net income	$47,375	$20,199	$67,574
Reconciliation to consolidated net income
Other, net(1)			(4,118)
Consolidated net income			$63,456

Three Months Ended
March 31, 2025	Electric	Gas	Total
Operating revenues	$335,483	$131,147	$466,630
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	92,752	45,445	138,197
Operating, general, and administrative	72,479	25,170	97,649
Property and other taxes	33,286	9,795	43,081
Depreciation and depletion	52,488	9,912	62,400
Interest expense, net	(27,756)	(7,034)	(34,790)
Other income, net	2,490	1,091	3,581
Income tax expense	(9,872)	(4,427)	(14,299)
Segment net income	$49,340	$30,455	$79,795
Reconciliation to consolidated net income
Other, net(1)			(2,855)
Consolidated net income			$76,940

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in thousands):

	Three Months Ended
	March 31, 2026			March 31, 2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$120,438	$48,138	$168,576	$114,977	$51,418	$166,395
South Dakota	23,229	14,524	37,753	22,292	15,570	37,862
Nebraska	—	11,161	11,161	—	13,209	13,209
Residential	143,667	73,823	217,490	137,269	80,197	217,466
Montana	106,482	26,877	133,359	96,952	26,758	123,710
South Dakota	31,397	11,754	43,151	29,315	11,175	40,490
Nebraska	—	6,506	6,506	—	7,441	7,441
Commercial	137,879	45,137	183,016	126,267	45,374	171,641
Industrial	11,864	791	12,655	10,100	484	10,584
Lighting, governmental, irrigation, and interdepartmental	5,509	524	6,033	4,693	591	5,284
Total Retail Revenues	298,919	120,275	419,194	278,329	126,646	404,975
Regulatory Amortization	12,277	(1,001)	11,276	27,690	(9,436)	18,254
Transmission	28,765	—	28,765	26,555	—	26,555
Transportation, wholesale and other	22,093	16,242	38,335	2,909	13,937	16,846
Total Revenues	$362,054	$135,516	$497,570	$335,483	$131,147	$466,630

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic computation	61,460,756	61,339,498
Dilutive effect of:
Performance and restricted share awards(1)	171,246	86,603
Diluted computation	61,632,002	61,426,101
(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of March 31, 2026, there were no shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 49,071 shares as of March 31, 2025.

(10) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,098	$1,195	$54	$62
Interest cost	2,891	6,045	102	127
Expected return on plan assets	(2,923)	(5,742)	(403)	(354)
Recognized actuarial loss (gain)	—	—	(161)	(70)
Net periodic benefit cost (credit)	$1,066	$1,498	$(408)	$(235)

We contributed $2.0 million to our pension plans during the three months ended March 31, 2026. We expect to contribute an additional $9.5 million to our pension plans during the remainder of 2026.

(11) Commitments and Contingencies

Parent Guarantee

NorthWestern Energy Group, Inc. has guaranteed the contractual obligations of its wholly-owned subsidiary, NorthWestern Colstrip 370Pu, LLC (NW Colstrip 370), to its counterparty to an agreement for the sale of capacity and energy from our recently acquired 370 megawatt ownership interest in the Colstrip facility. The guarantee exists during the January 2026 through September 2027 term of the agreement. The guarantee is unconditional and irrevocable, covering all payment obligations of the subsidiary under the contract up to a maximum amount of $15.0 million. The guarantee is triggered in an event where NW Colstrip 370 fails to pay any amounts that could come due under the agreement. As of March 31, 2026, no demand has been made under the guarantee and management believes that risk of material payment under this guarantee is remote.

ENVIRONMENTAL LIABILITIES AND REGULATION
The circumstances set forth in Note 20 - Commitments and Contingencies to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 appropriately represent, in all material respects, the current status of our environmental liabilities and regulation.

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

OVERVIEW

NorthWestern Energy Group, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 850,300 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. Our operations in Montana and Yellowstone National Park are conducted through our subsidiary, NW Corp, and our operations in South Dakota and Nebraska are conducted through our subsidiary, NWE Public Service. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025.

On August 18, 2025, we entered into the Merger Agreement with Black Hills and Merger Sub that provides for an all-stock merger of equals between NorthWestern and Black Hills. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills, which would assume a new corporate name of Bright Horizon Energy as the resulting parent company of the combined corporate group. The Merger will combine the strengths of both companies, resulting in an organization with greater scale, financial stability, and operational expertise. It is designed to create a stronger, more resilient energy company focused on delivering safe, reliable, and affordable energy solutions to customers. Under the provisions of Accounting Standards Codification Topic 805, which requires the identification of an acquirer in a business combination, Black Hills is the accounting acquirer. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of NorthWestern issued and outstanding as of immediately prior to closing will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of Black Hills Common Stock. See Note 2 - Pending Merger with Black Hills Corporation to the Condensed Consolidated Financial Statements included herein for additional information regarding this pending Merger.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2026 and 2025.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2025 RESULTS

	Three Months Ended March 31, 2026 vs. 2025
	Income Before Income Taxes	Income Tax (Expense) Benefit(3)	Net Income
		(in millions)
First Quarter, 2025	$92.1	$(15.2)	$76.9
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Rates	23.7	(6.0)	17.7
Electric margin from the acquisition of the Colstrip Puget Interests	5.5	(1.4)	4.1
Production tax credits, offset within income tax expense	2.6	(2.6)	—
Electric transmission revenue	2.2	(0.6)	1.6
Non-recoverable Montana electric supply costs	2.0	(0.5)	1.5
Electric retail volumes	(12.2)	3.1	(9.1)
Natural gas retail volumes	(6.2)	1.6	(4.6)
Montana property tax tracker collections	(3.3)	0.8	(2.5)
Natural gas production step down	(0.7)	0.2	(0.5)
Other	4.0	(1.0)	3.0

Variance in expense items(2) impacting net income:
Operating, maintenance, and administrative, excluding merger-related costs	(20.0)	5.1	(14.9)
Depreciation	(4.4)	1.1	(3.3)
Interest expense	(3.4)	0.9	(2.5)
Property and other taxes not recoverable within trackers	(2.0)	0.5	(1.5)
Merger-related costs	(3.4)	0.5	(2.9)
Other	0.8	(0.3)	0.5
First Quarter, 2026	$77.3	$(13.8)	$63.5
Change in Net Income			$(13.4)
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended March 31, 2026 was $63.5 million as compared with $76.9 million for the same period in 2025. This decrease was primarily due to retail volumes, operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense. These were offset in part by new rates, transmission revenues, and lower non-recoverable Montana electric supply costs.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2025 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Montana Rate Review

In December 2025, the MPSC issued a final order approving our partial electric settlement agreement. The final order also suspended the 90/10 cost sharing mechanism of the Power Cost and Credit Adjustment Mechanism (PCCAM) on a temporary basis pending further review by the MPSC. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of Yellowstone County Generating Station (YCGS). As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance.

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, for which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year. Any subsequent modifications by the MPSC to their final order will be reflected in our 2026 results.

Montana Large New Load Tariff Rule

In March 2026, we filed an application with the MPSC requesting approval of a Large New Load tariff rule (LNL Rule) to establish requirements and contract terms for providing electric service to bundled customers with new or expanded loads of five megawatts or greater, including data centers and other energy-intensive operations. This filing establishes a framework governing agreements between us and large new load customers and is intended to address the costs and operational considerations associated with serving those loads while protecting existing customers from cost shifting and other adverse impacts. Under this proposed framework, for the largest commitments, 50 megawatts or greater, we would file the executed Electric Service Agreement with the MPSC for review and approval before service begins. For customers with loads between 5 and 49 megawatts, the tariff's standardized process and mandatory protections apply, but individual agreements do not require case-specific MPSC approval filings. This application initiates a public regulatory proceeding that will include opportunities for review and public comment consistent with MPSC procedures.

Data Center Development

As previously disclosed, we have signed development agreements with both Sabey Data Centers and Atlas Power Holdings LLC to provide electric supply services for data centers being developed in Montana. In April 2026, we signed a development agreement with Quantica Infrastructure to evaluate the transmission infrastructure and generation resources needed to support their proposed need. The combined energy service requirement associated with these development agreements is currently expected to be 150 megawatts beginning in late 2027, with growth of up to approximately 1,500 megawatts or more by 2030. We are working with each of these parties to execute electric service agreements.

Resources and regulatory mechanisms, such as the LNL Rule discussed above, to be utilized for serving these requests are pending further evaluation and regulatory considerations.

Colstrip Acquisitions and Requests for Cost Recovery

As previously disclosed, we entered into definitive agreements with Avista and Puget to acquire their respective interests in Colstrip Units 3 and 4 for $0 and completed these acquisitions on January 1, 2026. Accordingly, we are responsible for the associated operating costs beginning on January 1, 2026, which we will not collect through utility base rates until requested in a future Montana rate review. Puget and Avista will remain responsible for their respective pre-closing share of environmental, AROs, and pension liabilities attributed to events or conditions existing prior to the closing of the transaction and for any future decommissioning and demolition costs associated with the existing facilities that comprise their interests.

Avista Interests - The 222 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Avista (Avista Interests) on January 1, 2026, was identified as a key element in our strategy to achieve resource adequacy for customers, as outlined in our 2023 Montana Integrated Resource Plan. Noting the costs associated with operating this resource are not currently reflected in utility customer rates, in August 2025, we filed a temporary PCCAM tariff waiver request with the MPSC that could provide a near-term cost-recovery mechanism to offset a portion of the approximately $18.0 million in annual incremental operating and maintenance costs associated with the Avista Interests. This waiver requested that the MPSC allow us to keep 100 percent of the net revenue associated with certain designated power sales contracts up to the amount of the operating and maintenance expenses we incur associated with our Avista Interests. Furthermore, the waiver request indicated that any net revenues from the designated contracts exceeding the operating and maintenance expenses associated with our Avista Interests would continue to flow back to retail customers. In January 2026, the MPSC approved our PCCAM tariff waiver request on an interim basis with final approval or denial subject to the ongoing PCCAM docket process.

During the three months ended March 31, 2026, power prices in the Pacific Northwest associated with these designated power sales contracts included within our PCCAM tariff waiver were insufficient to contribute to the recovery of the operating and maintenance expenses associated with the Avista Interests.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. Unlike the Avista Interests, we do not currently need this capacity to serve existing customers in Montana. As such, the Puget Interests are held by our FERC regulated subsidiary to isolate the costs associated with this acquired interest from our Montana retail customers. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30.0 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. In February 2026, the FERC approved both the cost-based rates and the contract rates retroactive to January 1, 2026. In March 2026, two MPSC commissioners, in their individual capacity, filed a motion with the FERC requesting a rehearing that largely reiterated arguments previously rejected by the FERC. We anticipate that the FERC will rule on this motion in the second quarter of 2026. If the FERC denies the motion, its order will stand. If the FERC grants the motion, it could reopen all or some portion of the proceedings.

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

South Dakota Wildfire Risk Mitigation

The South Dakota Legislature approved Senate Bill 36, and the Governor signed this bill into law, in March 2026. It precludes common law strict liability claims for utility operations alleged to have caused wildfire-related damages; establishes a statutory standard of care, supplanting common law causes of action and other theories of recovery; and creates a rebuttable presumption that a valid and current wildfire mitigation plan is reasonable preparation for, and mitigation of, wildfire risk. The legislation also defines the availability of damages by allowing noneconomic personal injury damages only when there is bodily injury and punitive damages only when an injured party proves by clear and convincing evidence that a qualified utility acted with willful and wanton misconduct and the qualified utility's willful and wanton misconduct was the actual and proximate cause of damages to the plaintiff. We anticipate filing our wildfire mitigation plan with the SDPUC in the second half of 2026.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Consolidated net income for the three months ended March 31, 2026 was $63.5 million as compared with $76.9 million for the same period in 2025. This decrease was primarily due to retail volumes, operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense. These were offset in part by new rates, transmission revenues, and lower non-recoverable Montana electric supply costs.

Consolidated gross margin for the three months ended March 31, 2026 was $160.3 million as compared with $166.2 million in 2025, a decrease of $5.9 million, or 3.5 percent. This decrease was primarily due to retail volumes, operating expenses, including costs associated with our additional ownership interests in Colstrip Units 3 and 4, and depreciation expense. These were offset in part by new rates, transmission revenues, and lower non-recoverable Montana electric supply costs.

	Electric		Natural Gas		Total
	2026	2025	2026	2025	2026	2025
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$362.1	$335.5	$135.5	$131.1	$497.6	$466.6
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	90.3	92.8	55.3	45.4	145.6	138.2
Less: Operating and maintenance	59.2	42.6	15.3	14.1	74.5	56.7
Less: Property and other taxes	39.2	33.3	11.2	9.8	50.4	43.1
Less: Depreciation and depletion	55.5	52.5	11.3	9.9	66.8	62.4
Gross Margin	117.9	114.3	42.4	51.9	160.3	166.2
Add back: Operating and maintenance	59.2	42.6	15.3	14.1	74.5	56.7
Add back: Property and other taxes	39.2	33.3	11.2	9.8	50.4	43.1
Add back: Depreciation and depletion	55.5	52.5	11.3	9.9	66.8	62.4
Utility Margin(1)	$271.8	$242.7	$80.2	$85.7	$352.0	$328.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$271.8	$242.7	$29.1	12.0%
Natural Gas	80.2	85.7	(5.5)	(6.4)
Total Utility Margin(1)	$352.0	$328.4	$23.6	7.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended March 31, 2026 was $352.0 million as compared with $328.4 million for the same period in 2025, an increase of $23.6 million, or 7.2 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$23.7
Electric margin from the acquisition of the Puget Interests	5.5
Transmission revenue due to market conditions and rates	2.2
Non-recoverable Montana electric supply costs	2.0
Electric retail volumes	(12.2)
Natural gas retail volumes (including a $3.2 million increase due to acquisition of Energy West Operations)	(6.2)
Montana property tax tracker collections	(3.3)
Natural gas production step down	(0.7)
Other	4.0
Change in Utility Margin Items Impacting Net Income	15.0
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	5.2
Production tax credits, offset in income tax expense	2.6
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.8
Change in Utility Margin Items Offset Within Net Income	8.6
Increase in Consolidated Utility Margin(1)	$23.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Electric retail volumes were driven by unfavorable weather partly offset by customer growth. Natural gas retail volumes were driven by unfavorable weather partly offset by customer growth and the acquisition of Energy West operations.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) were allocated 90 percent to Montana customers and 10 percent to shareholders. Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on a temporary basis pending further review by the MPSC. For the three months ended March 31, 2026, we under-collected supply costs of $20.7 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance for January 2026). For the three months ended March 31, 2025, we under-collected supply costs of $24.3 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $2.7 million (10 percent of the PCCAM Base cost variance).

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$74.5	$56.7	$17.8	31.4%
Administrative and general	46.1	41.4	4.7	11.4
Property and other taxes	50.4	43.2	7.2	16.7
Depreciation and depletion	66.8	62.4	4.4	7.1
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$237.8	$203.7	$34.1	16.7%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $237.8 million for the three months ended March 31, 2026, as compared with $203.7 million for the three months ended March 31, 2025. Primary components of the change include the following (in millions):

Operating Expenses
2026 vs. 2025
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Electric generation maintenance (Including $6.4 million and $3.9 million due to the acquisition of the Puget Interests and Avista Interests, respectively)	$10.1
Depreciation expense due to plant additions and higher depreciation rates	4.4
Labor and benefits(1)	3.5
Merger-related costs, including consulting and legal fees	3.4
Property and other taxes not recoverable within trackers	2.0
Wildfire mitigation expense, partly offset by higher base revenues	1.9
Insurance expense, primarily due to increased wildfire risk premiums	0.7
Uncollectible accounts	0.5
Technology implementation and maintenance expenses	0.2
Other	3.1
Change in Items Impacting Net Income	29.8

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	5.2
Operating and maintenance expenses recovered in trackers, offset in revenue	0.8
Pension and other postretirement benefits, offset in other income(1)	(0.7)
Deferred compensation, offset in other income	(1.0)
Change in Items Offset Within Net Income	4.3
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$34.1
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

Consolidated operating income for the three months ended March 31, 2026 was $114.1 million as compared with $124.7 million in the same period of 2025. This decrease was primarily due to retail volumes, operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, and depreciation expense. These were offset in part by new rates, transmission revenues, and lower non-recoverable Montana electric supply costs.

Consolidated interest expense was $39.9 million for the three months ended March 31, 2026 as compared with $36.5 million for the same period of 2025. This increase was due to higher borrowings and interest rates partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $3.1 million for the three months ended March 31, 2026 as compared with $3.9 million for the same period of 2025. This decrease was primarily due to higher non-service component pension expense and a decrease in the value of deferred shares held in trust for deferred compensation partly offset by higher capitalization of AFUDC.

Consolidated income tax expense was $13.8 million for the three months ended March 31, 2026 as compared to $15.2 million for the same period of 2025. Our effective tax rate for the three months ended March 31, 2026 was 17.9% as compared with 16.5% for the same period in 2025.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (dollars in millions):

	Three Months Ended March 31,
	2026		2025
	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$77.3		$92.1

Income tax calculated at federal statutory rate	16.2	21.0%	19.4	21.0%

State income tax, net of federal provision	1.1	1.4	0.9	0.9
Tax Credits
Production tax credits	(0.5)	(0.6)	(2.1)	(2.3)
Other	—	—	0.5	0.5
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(7.6)	(9.8)	(8.0)	(8.7)
Amortization of excess deferred income taxes	(1.3)	(1.7)	(0.7)	(0.7)
AFUDC, net	(0.6)	(0.8)	(0.7)	(0.8)
Plant and depreciation of flow through items	6.3	8.2	5.3	5.8
Changes in Unrecognized Tax Benefits
Interest and penalties	—	—	0.3	0.3
Nontaxable and nondeductible items	0.2	0.2	0.3	0.5
	(2.4)	(3.1)	(4.2)	(4.5)

Income Tax Expense and Effective Tax Rate	$13.8	17.9%	$15.2	16.5%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other: Primarily represents revenues from wholesale electricity sales, as well as other miscellaneous electric revenues.

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$120,438	$114,977	$5,461	4.7%	783	902	337,181	332,339
South Dakota	23,229	22,292	937	4.2	178	195	52,020	51,790
Residential	143,667	137,269	6,398	4.7	961	1,097	389,201	384,129
Montana	106,482	96,952	9,530	9.8	789	846	78,419	77,418
South Dakota	31,397	29,315	2,082	7.1	269	284	13,238	13,129
Commercial	137,879	126,267	11,612	9.2	1,058	1,130	91,657	90,547
Industrial	11,864	10,100	1,764	17.5	702	704	81	80
Other	5,509	4,693	816	17.4	12	12	26,840	27,030
Total Retail Electric	$298,919	$278,329	$20,590	7.4%	2,733	2,943	507,779	501,786
Regulatory amortization	12,277	27,690	(15,413)	(55.7)
Transmission	28,765	26,555	2,210	8.3
Wholesale and Other	22,093	2,909	19,184	659.5
Total Revenues	$362,054	$335,483	$26,571	7.9%
Fuel, purchased supply and direct transmission expense(1)	90,275	92,752	(2,477)	(2.7)
Utility Margin(2)	$271,779	$242,731	$29,048	12.0%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	2,605	3,520	3,395	26% warmer	23% warmer
South Dakota	3,562	4,007	4,115	11% warmer	13% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended March 31, 2026 and 2025 (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$23.7
Electric margin from the acquisition of the Colstrip Puget Interests	5.5
Transmission revenue due to market conditions and rates	2.2
Non-recoverable Montana electric supply costs	2.0
Retail volumes	(12.2)
Montana property tax tracker collections	(2.4)
Other	3.2
Change in Utility Margin Items Impacting Net Income	22.0

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	3.8
Production tax credits, offset in income tax expense	2.6
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.7
Change in Utility Margin Items Offset Within Net Income	7.1
Increase in Utility Margin(1)	$29.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volumes were driven by unfavorable weather partly offset by customer growth in all jurisdictions.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on a temporary basis pending further review by the MPSC. For the three months ended March 31, 2026, we under-collected supply costs of $20.7 million resulting in an increase to our under collection of costs, and recorded a decrease in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance for January 2026). For the three months ended March 31, 2025, we under-collected supply costs of $24.3 million resulting in an increase to our under collection of costs, and recorded decrease in pre-tax earnings of $2.7 million (10 percent of the PCCAM Base cost variance).

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$48,138	$51,418	$(3,280)	(6.4)%	6,191	6,516	217,980	186,999
South Dakota	14,524	15,570	(1,046)	(6.7)	1,591	1,787	43,406	43,062
Nebraska	11,161	13,209	(2,048)	(15.5)	1,121	1,382	38,176	38,138
Residential	73,823	80,197	(6,374)	(7.9)	8,903	9,685	299,562	268,199
Montana	26,877	26,758	119	0.4	3,820	3,632	30,553	26,562
South Dakota	11,754	11,175	579	5.2	1,548	1,610	7,769	7,540
Nebraska	6,506	7,441	(935)	(12.6)	774	948	5,203	5,145
Commercial	45,137	45,374	(237)	(0.5)	6,142	6,190	43,525	39,247
Industrial	791	484	307	63.4	805	69	246	237
Other	524	591	(67)	(11.3)	83	94	235	207
Total Retail Gas	$120,275	$126,646	$(6,371)	(5.0)%	15,933	16,038	343,568	307,890
Regulatory amortization	(1,001)	(9,436)	8,435	89.4
Transportation, wholesale and other	16,242	13,937	2,305	16.5
Total Revenues	$135,516	$131,147	$4,369	3.3%
Fuel, purchased supply and direct transmission expense(1)	55,290	45,445	9,845	21.7
Utility Margin(2)	$80,226	$85,702	$(5,476)	(6.4)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	2,722	3,497	3,423	22% warmer	20% warmer
South Dakota	3,562	4,007	4,115	11% warmer	13% warmer
Nebraska	2,763	3,409	3,292	19% warmer	16% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended March 31, 2026 and 2025:

Utility Margin 2026 vs. 2025
(in millions)
Utility Margin Items Impacting Net Income
Retail volumes (including a $3.2 million increase due to acquisition of Energy West Operations)	$(6.2)
Montana property tax tracker collections	(0.9)
Natural gas production step down	(0.7)
Other	0.8
Change in Utility Margin Items Impacting Net Income	(7.0)

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	1.4
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	1.5
Decrease in Utility Margin(1)	$(5.5)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Natural gas retail volumes were driven by unfavorable weather in all jurisdictions, partly offset by customer growth and the acquisition of Energy West operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 18 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding these dividend restrictions. As of March 31, 2026, we are in compliance with these provisions.

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

As of March 31, 2026, our total net liquidity was approximately $230.9 million, including $5.9 million of cash and cash equivalents and $225.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$63.5	$76.9
Adjustments to reconcile net income to cash provided by operations	82.1	77.1
Changes in working capital	21.0	(0.1)
Other noncurrent assets and liabilities	(7.2)	(0.5)
Cash Provided by Operating Activities	159.4	153.4

Investing Activities
Property, plant and equipment additions	(116.1)	(92.1)
Investment in debt & equity securities	—	(4.6)
Cash Used in Investing Activities	(116.1)	(96.7)

Financing Activities
Dividends on common stock	(41.0)	(40.3)
Line of credit repayments, net	(4.0)	(362.0)
Issuance of long-term debt	—	400.0
Other financing activities, net	(1.4)	(3.3)
Cash Used in Financing Activities	(46.4)	(5.6)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(3.1)	51.1
Cash, Cash Equivalents, and Restricted Cash, beginning of period	30.7	29.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$27.6	$80.1

Operating Activities

As of March 31, 2026, cash, cash equivalents, and restricted cash were $27.6 million as compared with $30.7 million as of December 31, 2025 and $80.1 million as of March 31, 2025. Cash provided by operating activities totaled $159.4 million for the three months ended March 31, 2026 as compared with $153.4 million during the three months ended March 31, 2025. The changes in cash flows from operating activities generally follow the results of operations, as discussed above in the consolidated results of operations for the three months ended March 31, 2026, and are affected by changes in working capital. The increase in cash provided by working capital is primarily due to a decrease in our net cash outflows for energy supply costs, as shown in the table below.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash inflows (outflows)
2025	$5.9	$25.6	$(19.7)
2026	$44.8	$53.4	$(8.6)
Decrease in net cash outflows			$11.1

Investing Activities

Cash used in investing activities totaled $116.1 million during the three months ended March 31, 2026, as compared with $96.7 million during the three months ended March 31, 2025. Plant additions during the first three months of 2026 include maintenance additions of approximately $80.0 million and capacity related capital expenditures of $36.1 million. Plant additions during the first three months of 2025 included maintenance additions of approximately $55.6 million and capacity related capital expenditures of approximately $36.5 million.

Financing Activities

Cash used in financing activities totaled $46.4 million during the three months ended March 31, 2026, as compared with $5.6 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, cash used in financing activities reflects payment of dividends of $41.0 million and net repayments under our revolving lines of credit of $4.0 million. During the three months ended March 31, 2025, cash used in financing activities reflects net repayments under our revolving lines of credit of $362.0 million and payment of dividends of $40.3 million, partly offset by proceeds from the issuance of long-term debt of $400.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of March 31, 2026, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Short-term Borrowings

For information on our recent short-term borrowings activity, see Note 6 - Financing Activities to the Condensed Consolidated Financial Statements included herein. For further information on our short-term borrowings, see Note 12 - Short-Term Borrowings and Credit Arrangements in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025.

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

For further information on our credit facilities, see Note 12 - Short-Term Borrowings and Credit Arrangements in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026 and 2025, the outstanding balances of our credit facilities were $400.0 million and $51.0 million, respectively. As of April 24, 2026, the availability under our credit facilities was approximately $240.0 million, and there were no letters of credit outstanding.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 24, 2026, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2026.

	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Long-term debt(1)	$3,294,660	$105,000	$—	$579,660	$33,000	$650,000	$1,927,000
Finance leases	10,280	1,844	1,750	1,838	1,930	2,026	892
Short-term borrowings	150,000	150,000	—	—	—	—	—
Estimated pension and other postretirement obligations(2)	48,830	10,406	10,206	9,806	9,306	9,106	N/A
Qualifying facilities liability(3)	154,744	41,545	56,665	56,534	—	—	—
Supply and capacity contracts(4)	3,744,489	312,177	347,368	340,500	340,660	315,555	2,088,229
Contractual interest payments on debt(5)	1,473,062	103,541	137,640	135,880	109,651	96,182	890,168
Commitments for significant capital projects(6)	99,807	91,517	7,572	718	—	—	—
Total Commitments(7)	$8,975,872	$816,030	$561,201	$1,124,936	$494,547	$1,072,869	$4,906,289
_________________________
(1)Represents cash payments for long-term debt and excludes $12.1 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)One QF requires us to purchase minimum amounts of energy at prices ranging from $124 to $130 per MWH through 2028. Our estimated gross contractual obligation related to this QF is approximately $154.7 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $141.3 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 5.02 percent on the outstanding balance through maturity of the facilities.
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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. We have established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025

ITEM 4.CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

Refer to the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 for disclosure of the risk factors that could have a significant impact on our business, financial condition, results of operations or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not changed materially since such disclosure.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS -

(a) Exhibits

Exhibit 10.1 — NorthWestern Energy Group, Inc.'s 2026 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Group's Current Report on Form 8-K, dated February 11, 2026, Commission File No. 000-56598)

Exhibit 10.2 — Form of 2026 Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Group's Current Report on Form 8-K, dated February 11, 2026, Commission File No. 000-56598)

Exhibit 31.1 — Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - NorthWestern Energy Group, Inc.

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

NorthWestern Energy Group, Inc.
Date:	April 30, 2026	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer