Form 10-Q
period 2026-06-30
NorthWestern Energy Group, Inc.
filed 2026-07-30
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,517,850 shares outstanding at July 24, 2026

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
•our ability to attract and serve large new load customers, including data centers and other energy-intensive operations, depends on regulatory and legislative actions supportive of a framework for review and approval of these large new load customer contracts;
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Electric	$324,254	$279,468	$686,308	$614,951
Gas	68,345	63,245	203,861	194,392
Total Revenues	392,599	342,713	890,169	809,343
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	89,823	75,271	235,388	213,468
Operating and maintenance	79,095	62,336	153,635	119,045
Administrative and general	42,356	33,773	88,475	75,130
Property and other taxes	50,101	48,168	100,505	91,408
Depreciation and depletion	66,978	62,379	133,809	124,779
Total Operating Expenses	328,353	281,927	711,812	623,830
Operating income	64,246	60,786	178,357	185,513
Interest expense, net	(40,332)	(36,254)	(80,248)	(72,765)
Other income, net	4,546	78	7,603	4,006
Income before income taxes	28,460	24,610	105,712	116,754
Income tax expense	(3,466)	(3,382)	(17,262)	(18,586)
Net Income	$24,994	$21,228	$88,450	$98,168

Average Common Shares Outstanding	61,509	61,381	61,485	61,360
Basic Earnings per Average Common Share	$0.41	$0.35	$1.44	$1.60
Diluted Earnings per Average Common Share	$0.40	$0.35	$1.43	$1.60
Dividends Declared per Common Share	$0.67	$0.66	$1.34	$1.32

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$24,994	$21,228	$88,450	$98,168
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	4	(3)	5
Reclassification of net losses on derivative instruments	113	113	226	226
Total Other Comprehensive Income	111	117	223	231
Comprehensive Income	$25,105	$21,345	$88,673	$98,399

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,180	$8,781
Restricted cash	20,920	21,957
Accounts receivable, net	168,782	209,751
Inventories	145,986	132,506
Regulatory assets	105,469	92,937
Prepaid expenses and other	36,312	38,010
Total current assets	481,649	503,942
Property, plant, and equipment, net	6,902,094	6,738,849
Goodwill	367,635	367,635
Regulatory assets	778,828	772,634
Other noncurrent assets	173,495	76,631
Total Assets	$8,703,701	$8,459,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$1,708	$1,865
Current portion of long-term debt	44,996	104,967
Short-term borrowings	100,000	150,000
Accounts payable	114,802	129,633
Accrued expenses and other	294,896	272,373
Regulatory liabilities	26,644	38,613
Total current liabilities	583,046	697,451
Long-term finance leases	7,728	—
Long-term debt	3,442,174	3,181,040
Deferred income taxes	761,092	733,064
Noncurrent regulatory liabilities	692,026	678,861
Other noncurrent liabilities	322,298	283,535
Total Liabilities	5,808,364	5,573,951
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 65,006,266 and 61,513,596 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	650	649
Treasury stock at cost	(99,035)	(97,503)
Paid-in capital	2,096,493	2,091,935
Retained earnings	903,067	896,720
Accumulated other comprehensive loss	(5,838)	(6,061)
Total Shareholders' Equity	2,895,337	2,885,740
Total Liabilities and Shareholders' Equity	$8,703,701	$8,459,691

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$88,450	$98,168
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	133,809	124,779
Amortization of debt issuance costs, premium, and deferred hedge gain	1,926	2,343
Stock-based compensation costs	4,088	4,168
Equity portion of allowance for funds used during construction	(4,587)	(4,066)
Deferred income taxes	14,406	16,746
Other adjustments	(41)	151
Changes in current assets and liabilities:
Accounts receivable	40,967	32,841
Inventories	(13,480)	(2,458)
Other current assets	(5,410)	9,907
Accounts payable	(7,781)	(27,688)
Accrued expenses and other	22,571	(2,861)
Regulatory assets	(12,532)	(27,653)
Regulatory liabilities	(11,969)	(4,200)
Other noncurrent assets and liabilities	(17,185)	(8,576)
Cash Provided by Operating Activities	233,232	211,601
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(304,772)	(220,978)
Investment in debt & equity securities	(1,070)	(5,778)
Cash Used in Investing Activities	(305,842)	(226,756)
FINANCING ACTIVITIES:
Dividends on common stock	(82,103)	(80,654)
Issuance of long-term debt	375,000	500,000
Repayment of short-term borrowings	(50,000)	—
Repayments on long-term debt	(60,000)	(300,000)
Line of credit repayments, net	(114,000)	(103,000)
Other financing activities, net	(1,925)	(3,660)
Cash Provided by Financing Activities	66,972	12,686
Decrease in Cash, Cash Equivalents, and Restricted Cash	(5,638)	(2,469)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	30,738	29,017
Cash, Cash Equivalents, and Restricted Cash, end of period	$25,100	$26,548
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Production tax credits(1)	—	(8,255)
Interest	76,713	67,166
Significant non-cash transactions:
Capital expenditures included in accounts payable	34,653	32,015
(1) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows.

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2025	64,870	3,497	$649	$(97,935)	$2,086,594	$913,650	$(6,590)	$2,896,368

Net income	—	—	—	—	—	21,228	—	21,228
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	4	4
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	6	—	—	—	1,870	—	—	1,870
Issuance of shares	—	(8)	—	230	210	—	—	440
Dividends on common stock ($0.660 per share)	—	—	—	—	—	(40,347)	—	(40,347)
Balance at June 30, 2025	64,876	3,489	$649	$(97,705)	$2,088,674	$894,531	$(6,473)	$2,879,676

Balance at March 31, 2026	65,001	3,498	$650	$(99,186)	$2,094,232	$919,137	$(5,949)	$2,908,884

Net income	—	—	—	—	—	24,994	—	24,994
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	5	—	—	—	2,030	—	—	2,030
Issuance of shares	—	(5)	—	151	231	—	—	382
Dividends on common stock ($0.670 per share)	—	—	—	—	—	(41,064)	—	(41,064)
Balance at June 30, 2026	65,006	3,493	650	(99,035)	2,096,493	903,067	(5,838)	2,895,337

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2024	64,811	3,490	$648	$(97,394)	$2,084,133	$877,017	$(6,704)	$2,857,700

Net income	—	—	—	—	—	98,168	—	98,168
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5	5
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Stock-based compensation	65	—	1	(729)	4,142	—	—	3,414
Issuance of shares	—	(1)	—	418	399	—	—	817
Dividends on common stock ($1.320 per share)	—	—	—	—	—	(80,654)	—	(80,654)
Balance at June 30, 2025	64,876	3,489	$649	$(97,705)	$2,088,674	$894,531	$(6,473)	$2,879,676

Balance at December 31, 2025	64,895	3,477	$649	$(97,503)	$2,091,935	$896,720	$(6,061)	$2,885,740

Net income	—	—	—	—	—	88,450	—	88,450
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Stock-based compensation	111	28	1	(1,874)	4,066	—	—	2,193
Issuance of shares	—	(12)	—	342	492	—	—	834
Dividends on common stock ($1.340 per share)	—	—	—	—	—	(82,103)	—	(82,103)
Balance at June 30, 2026	65,006	3,493	650	(99,035)	2,096,493	903,067	(5,838)	2,895,337

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2026 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$4,180	$8,781	$2,936	$4,283
Restricted cash	20,920	21,957	23,612	24,734
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$25,100	$30,738	$26,548	$29,017

Goodwill

We completed our annual goodwill impairment test as of April 1, 2026, and no impairment was identified. We evaluated qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it was more likely than not that the fair value of our reporting units was less than its carrying amount. Our evaluation of these factors concluded that it was not more likely than not that the fair value of our reporting units was less than its carrying amount and therefore no further testing was necessary.

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

In connection with this pending merger, we have incurred merger-related costs. During the three and six months ended June 30, 2026, we have incurred $3.3 million and $6.7 million, respectively, of merger-related costs, which are included in our Administrative and general expenses.

Regulatory and Shareholder Approvals

Our pending merger with Black Hills was unanimously approved by our board of directors and Black Hills' board of directors. In February 2026, the Form S-4, which contains joint proxy statement/prospectus for NorthWestern and Black Hills, was declared effective by the SEC. In April 2026, shareholders of each company voted to approve the Merger and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired, permitting consummation of the transaction. In May 2026, the Federal Energy Regulatory Commission (FERC) and the Nebraska Public Service Commission (NPSC) each approved the Merger. In June 2026, the South Dakota Public Utilities Commission (SDPUC) approved the merger.

The completion of the Merger remains subject to the satisfaction or waiver of certain conditions to closing, including (1) subject to certain conditions, the receipt of certain regulatory approvals, including approval from the Montana Public Service Commission (MPSC) on such terms and conditions that would not result in a material adverse effect on Bright Horizon Energy; (2) the absence of any court order or regulatory injunction prohibiting the completion of the Merger; (3) the authorization for listing of shares of Black Hills Common Stock to be issued in the Merger on a mutually agreed stock exchange; (4) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (5) compliance by each party in all material respects with its covenants; (6) the absence of a material adverse effect on each party; and (7) receipt of each party of an opinion relating to the anticipated tax-free treatment of the Merger.

We filed an application with the MPSC for approval of the Merger, and in April 2026, we reached a settlement agreement with certain key intervenors in Montana, which is subject to the approval by the MPSC. In May 2026, a hearing with the MPSC was held and we await their final order.

We anticipate the transaction closing by year-end 2026, subject to the satisfaction or waiver of certain closing conditions.

(3) Regulatory Matters

Montana Rate Review

In December 2025, the MPSC issued a final order approving our partial electric settlement agreement. The final order also suspended the 90/10 cost sharing mechanism of the Power Cost and Credit Adjustment Mechanism (PCCAM) on a temporary basis pending further review by the MPSC. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of Yellowstone County Generating Station (YCGS). As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance. As of June 30, 2026, we have $3.6 million reserved within Regulatory liabilities on the Condensed Consolidated Balance Sheets for interim rates to be refunded to customers.

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, for which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year. Any subsequent modifications by the MPSC to their final order are expected to be reflected in our 2026 results.

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

While Puget and Avista remain contractually obligated for the pre-closing share of AROs, we remain the primary obligor. As such, as of June 30, 2026, we have recorded $2.8 million and $34.2 million within Accrued expenses and other and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets for these AROs, and we have recorded an indemnification asset of $2.8 million and $34.2 million with Prepaid expenses and other and Other noncurrent assets, respectively, on the Condensed Consolidated Balance Sheets.

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

During the three and six months ended June 30, 2026, power prices in the Pacific Northwest associated with these designated power sales contracts included within our PCCAM tariff waiver were insufficient to contribute to the recovery of the operating and maintenance expenses associated with the Avista Interests.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. Unlike the Avista Interests, we do not currently need this capacity to serve existing customers in Montana. As such, the Puget Interests are held by our FERC regulated subsidiary to isolate the costs associated with this acquired interest from our Montana retail customers. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. In February 2026, the FERC approved both the cost based rates and the contract rates retroactive to January 1, 2026. In March 2026, two MPSC commissioners, in their individual capacity, filed a motion with the FERC requesting a rehearing that largely reiterated arguments previously rejected by the FERC. The FERC denied this motion by operation of law. In June 2026, the two MPSC commissioners appealed the decision to the Ninth Circuit. We have intervened in the case.

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

During the three months ended June 30, 2026 income tax expense was $3.5 million compared to $3.4 million for the same period in 2025. For the three months ended June 30, 2026, the effective tax rate was 12.2% compared to 13.7% for the same period in 2025. The lower effective tax rate was primarily due to higher flow through repairs deductions partly offset by higher plant depreciation flow through items.

During the six months ended June 30, 2026 income tax expense was $17.3 million compared to $18.6 million for the same period in 2025. For the six months ended June 30, 2026, the effective tax rate was 16.3% compared to 15.9% for the same period in 2025. The higher effective tax rate was primarily due to higher plant depreciation flow through items and lower production tax credits, partly offset by higher flow through repairs deductions.

(5) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2026			June 30, 2025
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(2)	$—	$(2)	$4	$—	$4
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Other comprehensive income (loss)	$151	$(40)	$111	$157	$(40)	$117

	Six Months Ended
	June 30, 2026			June 30, 2025
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(3)	$—	$(3)	$5	$—	$5
Reclassification of net income on derivative instruments	306	(80)	226	306	(80)	226
Other comprehensive income (loss)	$303	$(80)	$223	$311	$(80)	$231

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2026	December 31, 2025
Foreign currency translation	$1,448	$1,451
Derivative instruments designated as cash flow hedges	(8,243)	(8,469)
Postretirement medical plans	957	957
Accumulated other comprehensive loss	$(5,838)	$(6,061)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2026
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,356)	$957	$1,450	$(5,949)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(2)	111
Ending balance		$(8,243)	$957	$1,448	$(5,838)

		Three Months Ended
		June 30, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,808)	$784	$1,434	$(6,590)
Other comprehensive income before reclassifications		—	—	4	4
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	4	117
Ending balance		$(8,695)	$784	$1,438	$(6,473)

		Six Months Ended
		June 30, 2026
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,469)	$957	$1,451	$(6,061)
Other comprehensive loss before reclassifications		—	—	(3)	(3)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income (loss)		226	—	(3)	223
Ending balance		$(8,243)	$957	$1,448	$(5,838)

		Six Months Ended
		June 30, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,921)	$784	$1,433	$(6,704)
Other comprehensive income before reclassifications		—	—	5	5
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income		226	—	5	231
Ending balance		$(8,695)	$784	$1,438	$(6,473)

(6) Financing Activities

We exercised a five-year renewal option on a default supply procurement agreement, which we have recorded as a finance lease on our Condensed Consolidated Balance Sheets. As a result, the finance lease term was extended and will mature on June 30, 2031.

On April 9, 2026, we amended our existing NorthWestern Energy Group Term Loan Credit Agreement (NWE Group Term Loan) to extend the maturity date from April 10, 2026 to December 31, 2026. In May 2026, we repaid $50.0 million of this NWE Group Term Loan.

On April 28, 2026, NWE Public Service priced $150.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.51 percent maturing on June 15, 2036. We completed the issuance and sale of these bonds on June 15, 2026. Proceeds were utilized to redeem NWE Public Service's $60.0 million of 2.80 percent South Dakota First Mortgage Bonds due on June 15, 2026, to repay outstanding borrowings under our credit facility, and for general utility purposes.

On May 27, 2026, NW Corp entered into a $225.0 million secured Term Loan Credit Agreement (NW Corp Term Loan) with a maturity date of November 26, 2027. NW Corp's obligations under the NW Corp Term Loan are secured by $225.0 million of Montana First Mortgage Bonds issued to the administrative agent of the term loan facility. Borrowings may be made at a variable interest rate equal to the Secured Overnight Financing Rate plus an applicable margin as provided in the NW Corp Term Loan. Proceeds were used to repay a portion of NW Corp's outstanding revolving credit facility borrowings. The NW Corp Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The NW Corp Term Loan requires NW Corp to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. It also contains covenants which, among other things, limit our ability to engage in any consolidation or merger (except for our pending merger with Black Hills) or otherwise liquidate or dissolve, dispose of property, and restricts certain affiliate transactions.

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

Financial data for the reportable segments are as follows (in thousands):

Three Months Ended
June 30, 2026	Electric	Gas	Total
Operating revenues	$324,254	$68,345	$392,599
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	72,836	16,987	89,823
Operating, general, and administrative	91,739	25,551	117,290
Property and other taxes	39,056	11,044	50,100
Depreciation and depletion	55,562	11,416	66,978
Interest expense, net	(30,589)	(8,086)	(38,675)
Other income, net	2,941	1,167	4,108
Income tax (expense) benefit	(5,451)	304	(5,147)
Segment net income (loss)	$31,962	$(3,268)	$28,694
Reconciliation to consolidated net income
Other, net(1)			(3,700)
Consolidated net income			$24,994

Three Months Ended
June 30, 2025	Electric	Gas	Total
Operating revenues	$279,468	$63,245	$342,713
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	59,603	15,668	75,271
Operating, general, and administrative	73,615	22,773	96,388
Property and other taxes	37,318	10,850	48,168
Depreciation and depletion	52,387	9,992	62,379
Interest expense, net	(27,562)	(7,297)	(34,859)
Other income, net	121	456	577
Income tax (expense) benefit	(4,230)	201	(4,029)
Segment net income (loss)	$24,874	$(2,678)	$22,196
Reconciliation to consolidated net income
Other, net(1)			(968)
Consolidated net income			$21,228

Six Months Ended
June 30, 2026	Electric	Gas	Total
Operating revenues	$686,308	$203,861	$890,169
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	163,111	72,277	235,388
Operating, general, and administrative	181,340	52,682	234,022
Property and other taxes	78,267	22,196	100,463
Depreciation and depletion	111,031	22,778	133,809
Interest expense, net	(60,774)	(15,957)	(76,731)
Other income, net	4,486	1,791	6,277
Income tax expense	(16,934)	(2,831)	(19,765)
Segment net income	$79,337	$16,931	$96,268
Reconciliation to consolidated net income
Other, net(1)			(7,818)
Consolidated net income			$88,450

Six Months Ended
June 30, 2025	Electric	Gas	Total
Operating revenues	$614,951	$194,392	$809,343
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	152,355	61,113	213,468
Operating, general, and administrative	146,094	47,943	194,037
Property and other taxes	70,604	20,645	91,249
Depreciation and depletion	104,875	19,904	124,779
Interest expense, net	(55,318)	(14,331)	(69,649)
Other income, net	2,611	1,547	4,158
Income tax expense	(14,102)	(4,226)	(18,328)
Segment net income	$74,214	$27,777	$101,991
Reconciliation to consolidated net income
Other, net(1)			(3,823)
Consolidated net income			$98,168

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in thousands):

	Three Months Ended
	June 30, 2026			June 30, 2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$98,447	$19,711	$118,158	$81,824	$17,968	$99,792
South Dakota	17,983	5,776	23,759	16,235	5,566	21,801
Nebraska	—	4,196	4,196	—	4,523	4,523
Residential	116,430	29,683	146,113	98,059	28,057	126,116
Montana	110,833	12,211	123,044	93,910	10,499	104,409
South Dakota	30,341	4,141	34,482	27,737	3,920	31,657
Nebraska	—	1,994	1,994	—	2,346	2,346
Commercial	141,174	18,346	159,520	121,647	16,765	138,412
Industrial	10,831	844	11,675	9,888	144	10,032
Lighting, governmental, irrigation, and interdepartmental	14,144	268	14,412	9,421	270	9,691
Total Retail Revenues	282,579	49,141	331,720	239,015	45,236	284,251
Regulatory Amortization	(3,645)	5,925	2,280	10,325	5,189	15,514
Transmission	29,141	—	29,141	28,147	—	28,147
Transportation, wholesale and other	16,179	13,279	29,458	1,981	12,820	14,801
Total Revenues	$324,254	$68,345	$392,599	$279,468	$63,245	$342,713

	Six Months Ended
	June 30, 2026			June 30, 2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$218,885	$67,849	$286,734	$196,801	$69,386	$266,187
South Dakota	41,212	20,300	61,512	38,527	21,136	59,663
Nebraska	—	15,357	15,357	—	17,732	17,732
Residential	260,097	103,506	363,603	235,328	108,254	343,582
Montana	217,315	39,088	256,403	190,862	37,257	228,119
South Dakota	61,738	15,895	77,633	57,051	15,095	72,146
Nebraska	—	8,500	8,500	—	9,787	9,787
Commercial	279,053	63,483	342,536	247,913	62,139	310,052
Industrial	22,695	1,635	24,330	19,988	628	20,616
Lighting, governmental, irrigation, and interdepartmental	19,653	792	20,445	14,114	861	14,975
Total Retail Revenues	581,498	169,416	750,914	517,343	171,882	689,225
Regulatory Amortization	6,426	4,924	11,350	38,015	(4,247)	33,768
Transmission	60,112	—	60,112	54,703	—	54,703
Transportation, wholesale and other	38,272	29,521	67,793	4,890	26,757	31,647
Total Revenues	$686,308	$203,861	$890,169	$614,951	$194,392	$809,343

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

	Three Months Ended
	June 30, 2026	June 30, 2025
Basic computation	61,508,960	61,380,777
Dilutive effect of:
Performance and restricted share awards(1)	265,634	103,169
Diluted computation	61,774,594	61,483,946

	Six Months Ended
	June 30, 2026	June 30, 2025
Basic computation	61,484,991	61,360,252
Dilutive effect of:
Performance and restricted share awards(1)	218,440	95,733
Diluted computation	61,703,431	61,455,985

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of June 30, 2026, there were no shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 68,107 shares as of June 30, 2025.

(10) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,145	$1,167	$48	$66
Interest cost	2,853	6,104	93	129
Expected return on plan assets	(2,902)	(5,734)	(403)	(355)
Recognized actuarial gain	—	—	(182)	(68)
Net periodic benefit cost (credit)	$1,096	$1,537	$(444)	$(228)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,243	$2,362	$102	$128
Interest cost	5,744	12,149	195	256
Expected return on plan assets	(5,825)	(11,476)	(806)	(709)
Recognized actuarial gain	—	—	(343)	(138)
Net periodic benefit cost (credit)	$2,162	$3,035	$(852)	$(463)

We contributed $4.9 million to our pension plans during the six months ended June 30, 2026. We expect to contribute an additional $6.6 million to our pension plans during the remainder of 2026.

(11) Commitments and Contingencies

Parent Guarantee

NorthWestern Energy Group, Inc. has guaranteed the contractual obligations of its wholly-owned subsidiary, NorthWestern Colstrip 370Pu, LLC (NW Colstrip 370), to its counterparty to an agreement for the sale of capacity and energy from our recently acquired 370 megawatt ownership interest in the Colstrip facility. The guarantee exists during the January 2026 through September 2027 term of the agreement. The guarantee is unconditional and irrevocable, covering all payment obligations of the subsidiary under the contract up to a maximum amount of $15.0 million. The guarantee is triggered in an event where NW Colstrip 370 fails to pay any amounts that could come due under the agreement. As of June 30, 2026, no demand has been made under the guarantee and management believes that risk of material payment under this guarantee is remote.

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

On August 18, 2025, we entered into the Merger Agreement with Black Hills and Merger Sub that provides for an all-stock merger of equals between NorthWestern and Black Hills. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills, which would assume a new corporate name of Bright Horizon Energy as the resulting parent company of the combined corporate group. The Merger will combine the strengths of both companies, resulting in an organization with greater scale, financial stability, and operational expertise. It is designed to create a stronger, more resilient energy company focused on delivering safe, reliable, and affordable energy solutions to customers. Under the provisions of Accounting Standards Codification Topic 805, which requires the identification of an acquirer in a business combination, Black Hills is the accounting acquirer. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of NorthWestern issued and outstanding as of immediately prior to closing will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of Black Hills Common Stock. Subject to the approval of the Merger from the MPSC and satisfaction or waiver of the other remaining closing conditions, we anticipate the transaction closing by year-end 2026. See Note 2 - Pending Merger with Black Hills Corporation to the Condensed Consolidated Financial Statements included herein for additional information regarding this pending Merger.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2026 and 2025.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2025 RESULTS

	Three Months Ended June 30, 2026 vs. 2025
	Income Before Income Taxes	Income Tax (Expense) Benefit(3)	Net Income
		(in millions)
Second Quarter, 2025	$24.6	$(3.4)	$21.2
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Rates	13.8	(3.5)	10.3
Electric retail volumes	7.3	(1.8)	5.5
Electric margin from the acquisition of the Colstrip Puget Interests	4.7	(1.2)	3.5
Natural gas retail volumes	3.5	(0.9)	2.6
Production tax credits, offset within income tax expense	1.4	(1.4)	—
Electric transmission revenue	1.0	(0.3)	0.7
Non-recoverable Montana electric supply costs	0.8	(0.2)	0.6
Natural gas production step down	(0.4)	0.1	(0.3)
Montana property tax tracker collections	(0.2)	0.1	(0.1)
Other	1.1	(0.3)	0.8

Variance in expense items(2) impacting net income:
Operating, maintenance, and administrative, excluding merger-related costs	(16.7)	4.2	(12.5)
Depreciation	(4.6)	1.2	(3.4)
Interest expense	(4.0)	1.0	(3.0)
Merger-related costs	(3.3)	0.7	(2.6)
Property and other taxes not recoverable within trackers	(2.0)	0.5	(1.5)
Other	1.5	1.7	3.2
Second Quarter, 2026	$28.5	$(3.5)	$25.0
Change in Net Income			$3.8
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended June 30, 2026 was $25.0 million as compared with $21.2 million for the same period in 2025. This increase was primarily due to new rates and retail volumes. These were offset in part by operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense.

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

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, for which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year. Any subsequent modifications by the MPSC to their final order are expected to be reflected in our 2026 results.

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

During the three and six months ended June 30, 2026, power prices in the Pacific Northwest associated with these designated power sales contracts included within our PCCAM tariff waiver were insufficient to contribute to the recovery of the operating and maintenance expenses associated with the Avista Interests.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. Unlike the Avista Interests, we do not currently need this capacity to serve existing customers in Montana. As such, the Puget Interests are held by our FERC regulated subsidiary to isolate the costs associated with this acquired interest from our Montana retail customers. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30.0 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. In February 2026, the FERC approved both the cost-based rates and the contract rates retroactive to January 1, 2026. In March 2026, two MPSC commissioners, in their individual capacity, filed a motion with the FERC requesting a rehearing that largely reiterated arguments previously rejected by the FERC. The FERC denied this motion by operation of law. In June 2026, the two MPSC commissioners appealed the decision to the Ninth Circuit. We have intervened in the case.

Generation Capacity in South Dakota

The Southwest Power Pool (SPP) has recently updated its resource accreditation and planning reserve margin (PRM) requirements in response to growing reliability concerns. As a result, SPP is requiring additional accredited capacity by 2030 to meet the updated PRM targets. In October 2025, we submitted a project with the SPP under their Expedited Resource Adequacy Study program for the construction of a 131 MW natural gas generating facility located in Aberdeen, South Dakota, to meet regional capacity needs by 2030. Anticipated costs for this project are approximately $300.0 million. As of June 30, 2026, we have recorded $42.3 million within Other noncurrent assets on the Condensed Consolidated Balance Sheets for non-refundable milestone payments to secure the turbines that will be used at this facility.

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

South Dakota Wildfire Risk Mitigation

The South Dakota Legislature approved Senate Bill 36, and the Governor signed this bill into law in March 2026. It precludes common law strict liability claims for utility operations alleged to have caused wildfire-related damages; establishes a statutory standard of care, supplanting common law causes of action and other theories of recovery; and creates a rebuttable presumption that a valid and current wildfire mitigation plan is reasonable preparation for, and mitigation of, wildfire risk. The legislation also defines the availability of damages by allowing noneconomic personal injury damages only when there is bodily injury and punitive damages only when an injured party proves by clear and convincing evidence that a qualified utility acted with willful and wanton misconduct and the qualified utility's willful and wanton misconduct was the actual and proximate cause of damages to the plaintiff. We anticipate filing our wildfire mitigation plan with the SDPUC in the third quarter of 2026.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Consolidated net income for the three months ended June 30, 2026 was $25.0 million as compared with $21.2 million for the same period in 2025. This increase was primarily due to new rates and retail volumes. These were offset in part by operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense.

Consolidated gross margin for the three months ended June 30, 2026 was $106.6 million as compared with $94.5 million in 2025, an increase of $12.1 million, or 12.8 percent. This increase was primarily due to new rates and retail volumes. These were offset in part by higher operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, and depreciation expense.

	Electric		Natural Gas		Total
	2026	2025	2026	2025	2026	2025
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$324.2	$279.4	$68.4	$63.3	$392.6	$342.7
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	72.8	59.6	17.0	15.7	89.8	75.3
Less: Operating and maintenance	63.6	48.6	15.5	13.7	79.1	62.3
Less: Property and other taxes	39.1	37.3	11.0	10.9	50.1	48.2
Less: Depreciation and depletion	55.6	52.4	11.4	10.0	67.0	62.4
Gross Margin	93.1	81.5	13.5	13.0	106.6	94.5
Add back: Operating and maintenance	63.6	48.6	15.5	13.7	79.1	62.3
Add back: Property and other taxes	39.1	37.3	11.0	10.9	50.1	48.2
Add back: Depreciation and depletion	55.6	52.4	11.4	10.0	67.0	62.4
Utility Margin(1)	$251.4	$219.8	$51.4	$47.6	$302.8	$267.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$251.4	$219.8	$31.6	14.4%
Natural Gas	51.4	47.6	3.8	8.0
Total Utility Margin(1)	$302.8	$267.4	$35.4	13.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended June 30, 2026 was $302.8 million as compared with $267.4 million for the same period in 2025, an increase of $35.4 million, or 13.2 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$13.8
Electric retail volumes	7.3
Electric margin from the acquisition of the Puget Interests	4.7
Natural gas retail volumes (including a $2.0 million increase due to acquisition of Energy West Operations)	3.5
Electric transmission revenue	1.0
Non-recoverable Montana electric supply costs	0.8
Natural gas production step down	(0.4)
Montana property tax tracker collections	(0.2)
Other	1.1
Change in Utility Margin Items Impacting Net Income	31.6
Utility Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating and maintenance expense	2.4
Production tax credits, offset in income tax expense	1.4
Change in Utility Margin Items Offset Within Net Income	3.8
Increase in Consolidated Utility Margin(1)	$35.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Electric retail volumes were impacted by favorable weather in South Dakota and customer growth in all jurisdictions, partly offset by unfavorable weather in Montana. Natural gas retail volumes were impacted by favorable weather in Montana and South Dakota, the acquisition of the Energy West operations in July 2025, and customer growth, partly offset by unfavorable weather in Nebraska.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) were allocated 90 percent to Montana customers and 10 percent to shareholders. Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the three months ended June 30, 2025, we recorded a decrease in pre-tax earnings of $0.8 million (10 percent of the PCCAM Base cost variance).

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$79.1	$62.3	$16.8	27.0%
Administrative and general	42.4	33.8	8.6	25.4
Property and other taxes	50.1	48.2	1.9	3.9
Depreciation and depletion	67.0	62.4	4.6	7.4
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$238.6	$206.7	$31.9	15.4%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $238.6 million for the three months ended June 30, 2026, as compared with $206.7 million for the three months ended June 30, 2025. Primary components of the change include the following (in millions):

Operating Expenses
2026 vs. 2025
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Electric generation maintenance (Including $6.4 million and $3.7 million due to the acquisition of the Colstrip Puget Interests and Avista Interests, respectively)	$9.0
Depreciation expense due to plant additions and higher depreciation rates	4.6
Merger-related costs, including consulting and legal fees	3.3
Wildfire mitigation expense, partly offset by higher base revenues	2.6
Property and other taxes not recoverable within trackers	2.0
Labor and benefits	1.7
Technology implementation and maintenance expenses	0.8
Insurance expense	0.3
Uncollectible accounts	0.2
Other	2.1
Change in Items Impacting Net Income	26.6

Operating Expenses Offset Within Net Income
Deferred compensation, offset in other income	3.0
Operating and maintenance expenses recovered in trackers, offset in revenue	2.4
Property and other taxes recovered in trackers, offset in revenue	(0.1)
Change in Items Offset Within Net Income	5.3
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$31.9

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

Consolidated operating income for the three months ended June 30, 2026 was $64.2 million as compared with $60.8 million in the same period of 2025. This increase was primarily due to new rates and retail volumes. These were offset in part by operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, and depreciation expense.

Consolidated interest expense was $40.3 million for the three months ended June 30, 2026 as compared with $36.3 million for the same period of 2025. This increase was due to higher borrowings and interest rates partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $4.5 million for the three months ended June 30, 2026 as compared with $0.1 million for the same period of 2025. This increase was primarily due to an increase in the value of deferred shares held in trust for deferred compensation, a prior year $1.0 million expense accrual related to an estimated penalty for the previously disclosed Community Renewable Energy Project (CREP) informed by a MPSC ruling, and higher capitalization of AFUDC.

Consolidated income tax expense was $3.5 million for the three months ended June 30, 2026 as compared to $3.4 million for the same period of 2025. Our effective tax rate for the three months ended June 30, 2026 was 12.2% as compared with 13.7% for the same period in 2025.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (dollars in millions):

	Three Months Ended June 30,
	2026		2025
	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$28.5		$24.6

Income tax calculated at federal statutory rate	6.0	21.0%	5.2	21.0%

State income tax, net of federal provision	0.4	1.4	0.1	0.4
Tax Credits
Production tax credits	(0.6)	(2.1)	(0.6)	(2.4)
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(4.4)	(15.4)	(2.8)	(11.4)
Amortization of excess deferred income taxes	(0.6)	(2.1)	(0.1)	(0.4)
AFUDC, net	(0.2)	(0.7)	(0.1)	(0.4)
Plant and depreciation of flow through items	2.8	9.8	1.5	6.1
Nontaxable and nondeductible items	0.2	0.7	(0.3)	(1.2)
Other	(0.1)	(0.4)	0.5	2.0
	(2.5)	(8.8)	(1.8)	(7.3)

Income Tax Expense and Effective Tax Rate	$3.5	12.2%	$3.4	13.7%

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

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Consolidated net income for the six months ended June 30, 2026 was $88.5 million as compared with $98.2 million for the same period in 2025. This decrease was primarily due to retail volumes, Montana property tax collections, operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense. These were offset in part by new rates, lower non-recoverable Montana electric supply costs, and transmission revenues.

Consolidated gross margin for the six months ended June 30, 2026 was $266.9 million as compared with $260.9 million in 2025, an increase of $6.0 million, or 2.3 percent. This increase was primarily due to new rates, lower non-recoverable Montana electric supply costs, and transmission revenues. These were offset in part by retail volumes, Montana property tax collections, operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, and depreciation expense.

	Electric		Natural Gas		Total
	2026	2025	2026	2025	2026	2025
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$686.3	$615.0	$203.9	$194.4	$890.2	$809.4
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	163.1	152.4	72.3	61.1	235.4	213.5
Less: Operating and maintenance	122.9	91.2	30.7	27.8	153.6	119.0
Less: Property and other taxes	78.3	70.6	22.2	20.6	100.5	91.2
Less: Depreciation and depletion	111.0	104.9	22.8	19.9	133.8	124.8
Gross Margin	211.0	195.9	55.9	65.0	266.9	260.9
Add back: Operating and maintenance	122.9	91.2	30.7	27.8	153.6	119.0
Add back: Property and other taxes	78.3	70.6	22.2	20.6	100.5	91.2
Add back: Depreciation and depletion	111.0	104.9	22.8	19.9	133.8	124.8
Utility Margin(1)	$523.2	$462.6	$131.6	$133.3	$654.8	$595.9
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$523.2	$462.6	$60.6	13.1%
Natural Gas	131.6	133.3	(1.7)	(1.3)
Total Utility Margin(1)	$654.8	$595.9	$58.9	9.9%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the six months ended June 30, 2026 was $654.8 million as compared with $595.9 million for the same period in 2025, an increase of $58.9 million, or 9.9 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$37.5
Electric margin from the acquisition of the Puget Interests	10.2
Electric transmission revenue	5.4
Non-recoverable Montana electric supply costs	2.8
Electric retail volumes	(4.9)
Montana property tax tracker collections	(3.5)
Natural gas retail volumes (including a $5.2 million increase due to acquisition of Energy West Operations)	(2.7)
Natural gas production step down	(1.1)
Other	2.9
Change in Utility Margin Items Impacting Net Income	46.6
Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	5.1
Production tax credits, offset in income tax expense	4.0
Operating expenses recovered in revenue, offset in operating and maintenance expense	3.2
Change in Utility Margin Items Offset Within Net Income	12.3
Increase in Consolidated Utility Margin(1)	$58.9
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Electric retail volumes were impacted by unfavorable weather in all jurisdictions partly offset by customer growth in all jurisdictions. Natural gas retail volumes were impacted by unfavorable weather in all jurisdictions, partly offset by customer growth in all jurisdictions and the acquisition of the Energy West operations in July 2025.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the six months ended June 30, 2026, we recorded a decrease in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance). For the six months ended June 30, 2025, we recorded a decrease in pre-tax earnings of $3.5 million (10 percent of the PCCAM Base cost variance).

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$153.6	$119.0	$34.6	29.1%
Administrative and general	88.5	75.1	13.4	17.8
Property and other taxes	100.5	91.4	9.1	10.0
Depreciation and depletion	133.8	124.8	9.0	7.2
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$476.4	$410.3	$66.1	16.1%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $476.4 million for the six months ended June 30, 2026, as compared with $410.3 million for the six months ended June 30, 2025. Primary components of the change include the following (in millions):

Operating Expenses
2026 vs. 2025
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Electric generation maintenance (including $12.7 million and $7.6 million due to the acquisition of the Colstrip Puget Interests and Avista Interests, respectively)	19.1
Depreciation expense due to plant additions and higher depreciation rates	$9.0
Merger-related costs, including consulting and legal fees	6.7
Labor and benefits(1)	5.2
Wildfire mitigation expense, partly offset by higher base revenues	4.5
Property and other taxes not recoverable within trackers	4.0
Insurance expense	1.0
Technology implementation and maintenance expenses	1.0
Uncollectible accounts	0.7
Other	5.3
Change in Items Impacting Net Income	56.5

Operating Expenses Offset Within Net Income
Property and other taxes recovered in trackers, offset in revenue	5.1
Operating and maintenance expenses recovered in trackers, offset in revenue	3.2
Deferred compensation, offset in other income	2.0
Pension and other postretirement benefits, offset in other income(1)	(0.7)
Change in Items Offset Within Net Income	9.6
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$66.1
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the six months ended June 30, 2026 was $178.4 million as compared with $185.5 million in the same period of 2025. This decrease was primarily due to retail volumes, Montana property tax collections, operating, administrative, and general costs, including merger-related costs and costs associated with our additional ownership interests in Colstrip Units 3 and 4, and depreciation expense. These were offset in part by new rates, lower non-recoverable Montana electric supply costs, and transmission revenues.

Consolidated interest expense was $80.2 million for the six months ended June 30, 2026 as compared with $72.8 million for the same period of 2025. This increase was due to higher borrowings and interest rates partly offset by higher capitalization of AFUDC.

Consolidated other income was $7.6 million for the six months ended June 30, 2026 as compared to $4.0 million during the same period of 2025. This increase was primarily due to an increase in the value of deferred shares held in trust for deferred compensation, a prior year $1.0 million expense accrual related to an estimated penalty for the previously disclosed CREP informed by a MPSC ruling, and higher capitalization of AFUDC, partly offset by higher non-service component pension expense.

Consolidated income tax expense for the six months ended June 30, 2026 was $17.3 million as compared to $18.6 million in the same period of 2025. Our effective tax rate for the six months ended June 30, 2026 was 16.3% as compared with 15.9% for the same period in 2025.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2026		2025
	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$105.7		$116.8

Income tax calculated at federal statutory rate	22.2	21.0%	24.5	21.0%

State income tax, net of federal provision	1.4	1.3	0.9	0.8
Tax Credits
Production tax credits	(1.1)	(1.0)	(2.7)	(2.3)
Other	—	—	0.5	0.4
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(12.0)	(11.4)	(10.8)	(9.2)
Amortization of excess deferred income taxes	(1.9)	(1.8)	(0.8)	(0.7)
AFUDC, net	(0.8)	(0.8)	(0.8)	(0.7)
Plant and depreciation of flow through items	9.1	8.6	6.8	5.8
Changes in Unrecognized Tax Benefits
Interest and penalties	—	—	0.6	0.5
Nontaxable and nondeductible items	0.4	0.4	0.2	0.2
Other	0.0	0.0	0.2	0.1
	(4.9)	(4.7)	(5.9)	(5.1)

Income Tax Expense and Effective Tax Rate	$17.3	16.3%	$18.6	15.9%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other: Primarily represents revenues from wholesale electricity sales, as well as other miscellaneous electric revenues.

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$98,447	$81,824	$16,623	20.3%	594	571	337,611	333,302
South Dakota	17,983	16,235	1,748	10.8	121	113	51,990	51,663
Residential	116,430	98,059	18,371	18.7	715	684	389,601	384,965
Montana	110,833	93,910	16,923	18.0	761	754	77,961	77,173
South Dakota	30,341	27,737	2,604	9.4	252	246	13,274	13,182
Commercial	141,174	121,647	19,527	16.1	1,013	1,000	91,235	90,355
Industrial	10,831	9,888	943	9.5	667	684	81	80
Other	14,144	9,421	4,723	50.1	53	42	28,770	28,761
Total Retail Electric	$282,579	$239,015	$43,564	18.2%	2,448	2,410	509,687	504,161
Regulatory amortization	(3,645)	10,325	(13,970)	(135.3)
Transmission	29,141	28,147	994	3.5
Wholesale and Other	16,179	1,981	14,198	716.7
Total Revenues	$324,254	$279,468	$44,786	16.0%
Fuel, purchased supply and direct transmission expense(1)	72,836	59,603	13,233	22.2
Utility Margin(2)	$251,418	$219,865	$31,553	14.4%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana	34	55	59	38% cooler	42% cooler
South Dakota	137	99	69	38% warmer	99% warmer
	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	1,147	1,033	1,128	11% colder	2% colder
South Dakota	1,344	1,223	1,486	10% colder	10% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended June 30, 2026 and 2025 (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$13.8
Retail volumes	7.3
Electric margin from the acquisition of the Colstrip Puget Interests	4.7
Electric transmission revenue	1.0
Non-recoverable Montana electric supply costs	0.8
Montana property tax tracker collections	(0.6)
Other	0.5
Change in Utility Margin Items Impacting Net Income	27.5

Utility Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating and maintenance expense	2.5
Production tax credits, offset in income tax expense	1.4
Property and other taxes recovered in revenue, offset in property and other taxes	0.2
Change in Utility Margin Items Offset Within Net Income	4.1
Increase in Utility Margin(1)	$31.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volumes were impacted by favorable weather in South Dakota and customer growth in all jurisdictions, partly offset by unfavorable weather in Montana.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the three months ended June 30, 2025, we recorded a decrease in pre-tax earnings of $0.8 million (10 percent of the PCCAM Base cost variance).

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

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$218,885	$196,801	$22,084	11.2%	1,377	1,473	337,395	332,820
South Dakota	41,212	38,527	2,685	7.0	299	308	52,005	51,727
Residential	260,097	235,328	24,769	10.5	1,676	1,781	389,400	384,547
Montana	217,315	190,862	26,453	13.9	1,550	1,600	78,190	77,296
South Dakota	61,738	57,051	4,687	8.2	521	530	13,256	13,156
Commercial	279,053	247,913	31,140	12.6	2,071	2,130	91,446	90,452
Industrial	22,695	19,988	2,707	13.5	1,369	1,388	81	80
Other	19,653	14,114	5,539	39.2	65	54	27,804	27,895
Total Retail Electric	$581,498	$517,343	$64,155	12.4%	5,181	5,353	508,731	502,974
Regulatory amortization	6,426	38,015	(31,589)	(83.1)
Transmission	60,112	54,703	5,409	9.9
Wholesale and Other	38,272	4,890	33,382	682.7
Total Revenues	$686,308	$614,951	$71,357	11.6%
Fuel, purchased supply and direct transmission expense(1)	163,111	152,355	10,756	7.1
Utility Margin(2)	$523,197	$462,596	$60,601	13.1%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana	34	55	59	38% cooler	42% cooler
South Dakota	137	99	69	38% warmer	99% warmer

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	3,752	4,553	4,523	18% warmer	17% warmer
South Dakota	4,906	5,230	5,601	6% warmer	12% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the six months ended June 30, 2026 and 2025 (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$37.5
Electric margin from the acquisition of the Puget Interests	10.2
Electric transmission revenue	5.4
Non-recoverable Montana electric supply costs	2.8
Retail volumes	(4.9)
Montana property tax tracker collections	(3.0)
Other	1.5
Change in Utility Margin Items Impacting Net Income	49.5

Utility Margin Items Offset Within Net Income
Production tax credits, offset in income tax expense	4.0
Property and other taxes recovered in revenue, offset in property and other taxes	3.9
Operating expenses recovered in revenue, offset in operating and maintenance expense	3.2
Change in Utility Margin Items Offset Within Net Income	11.1
Increase in Utility Margin(1)	$60.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volumes were impacted by unfavorable weather in all jurisdictions partly offset by customer growth in all jurisdictions.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the six months ended June 30, 2026, we recorded a decrease in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance). For the six months ended June 30, 2025, we recorded a decrease in pre-tax earnings of $3.5 million (10 percent of the PCCAM Base cost variance).

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$19,711	$17,968	$1,743	9.7%	2,399	1,949	218,062	187,134
South Dakota	5,776	5,566	210	3.8	576	524	43,202	42,821
Nebraska	4,196	4,523	(327)	(7.2)	371	391	37,963	37,907
Residential	29,683	28,057	1,626	5.8	3,346	2,864	299,227	267,862
Montana	12,211	10,499	1,712	16.3	1,548	1,181	30,582	26,613
South Dakota	4,141	3,920	221	5.6	674	593	7,713	7,549
Nebraska	1,994	2,346	(352)	(15.0)	272	308	5,162	5,098
Commercial	18,346	16,765	1,581	9.4	2,494	2,082	43,457	39,260
Industrial	844	144	700	486.1	967	17	247	239
Other	268	270	(2)	(0.7)	42	38	250	207
Total Retail Gas	$49,141	$45,236	$3,905	8.6%	6,849	5,001	343,181	307,568
Regulatory amortization	5,925	5,189	736	14.2
Transportation, wholesale and other	13,279	12,820	459	3.6
Total Revenues	$68,345	$63,245	$5,100	8.1%
Fuel, purchased supply and direct transmission expense(1)	16,987	15,668	1,319	8.4
Utility Margin(2)	$51,358	$47,577	$3,781	7.9%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	1,201	1,093	1,175	10% colder	2% colder
South Dakota	1,344	1,223	1,486	10% colder	10% warmer
Nebraska	871	959	1,134	9% warmer	23% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended June 30, 2026 and 2025:

Utility Margin 2026 vs. 2025
(in millions)
Utility Margin Items Impacting Net Income
Retail volumes (including a $2.0 million increase due to acquisition of Energy West Operations)	$3.5
Montana property tax tracker collections	0.4
Natural gas production step down	(0.4)
Other	0.6
Change in Utility Margin Items Impacting Net Income	4.1

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	(0.2)
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.1)
Change in Utility Margin Items Offset Within Net Income	(0.3)
Increase in Utility Margin(1)	$3.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Natural gas retail volumes were impacted by favorable weather in Montana and South Dakota, the acquisition of the Energy West operations in July 2025, and customer growth, partly offset by unfavorable weather in Nebraska.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$67,849	$69,386	$(1,537)	(2.2)%	8,591	8,466	218,022	187,066
South Dakota	20,300	21,136	(836)	(4.0)	2,167	2,311	43,305	42,941
Nebraska	15,357	17,732	(2,375)	(13.4)	1,492	1,773	38,070	38,023
Residential	103,506	108,254	(4,748)	(4.4)	12,250	12,550	299,397	268,030
Montana	39,088	37,257	1,831	4.9	5,368	4,813	30,568	26,588
South Dakota	15,895	15,095	800	5.3	2,222	2,203	7,741	7,545
Nebraska	8,500	9,787	(1,287)	(13.2)	1,044	1,254	5,182	5,122
Commercial	63,483	62,139	1,344	2.2	8,634	8,270	43,491	39,255
Industrial	1,635	628	1,007	160.4	1,772	86	246	238
Other	792	861	(69)	(8.0)	125	132	243	207
Total Retail Gas	$169,416	$171,882	$(2,466)	(1.4)%	22,781	21,038	343,377	307,730
Regulatory amortization	4,924	(4,247)	9,171	215.9
Transportation, wholesale and other	29,521	26,757	2,764	10.3
Total Revenues	$203,861	$194,392	$9,469	4.9%
Fuel, purchased supply and direct transmission expense(1)	72,277	61,113	11,164	18.3
Utility Margin(2)	$131,584	$133,279	$(1,695)	(1.3)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	3,923	4,590	4,598	15% warmer	15% warmer
South Dakota	4,906	5,230	5,601	6% warmer	12% warmer
Nebraska	3,634	4,368	4,426	17% warmer	18% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the six months ended June 30, 2026 and 2025:

Utility Margin 2026 vs. 2025
(in millions)
Utility Margin Items Impacting Net Income
Retail volumes (including a $5.2 million increase due to acquisition of Energy West Operations)	$(2.7)
Natural gas production step down	(1.1)
Montana property tax tracker collections	(0.5)
Other	1.4
Change in Utility Margin Items Impacting Net Income	(2.9)

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property tax expense	1.2
Change in Utility Margin Items Offset Within Net Income	1.2
Decrease in Utility Margin(1)	$(1.7)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Natural gas retail volumes were impacted by unfavorable weather in all jurisdictions, partly offset by customer growth in all jurisdictions and the acquisition of the Energy West operations in July 2025.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 18 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding these dividend restrictions. As of June 30, 2026, we are in compliance with these provisions.

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

As of June 30, 2026, our total net liquidity was approximately $339.2 million, including $4.2 million of cash and cash equivalents and $335.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$88.5	$98.2
Adjustments to reconcile net income to cash provided by operations	149.6	144.1
Changes in working capital	12.4	(22.1)
Other noncurrent assets and liabilities	(17.3)	(8.6)
Cash Provided by Operating Activities	233.2	211.6

Investing Activities
Property, plant and equipment additions	(304.8)	(221.0)
Investment in debt & equity securities	(1.0)	(5.8)
Cash Used in Investing Activities	(305.8)	(226.8)

Financing Activities
Issuance of long-term debt	375.0	500.0
Line of credit repayments, net	(114.0)	(103.0)
Dividends on common stock	(82.1)	(80.7)
Repayments on long-term debt	(60.0)	(300.0)
Repayment of short-term borrowings	(50.0)	—
Other financing activities, net	(1.9)	(3.6)
Cash Provided by Financing Activities	67.0	12.7

Decrease in Cash, Cash Equivalents, and Restricted Cash	(5.6)	(2.5)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	30.7	29.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$25.1	$26.5

Operating Activities

As of June 30, 2026, cash, cash equivalents, and restricted cash were $25.1 million as compared with $30.7 million as of December 31, 2025 and $26.5 million as of June 30, 2025. Cash provided by operating activities totaled $233.2 million for the six months ended June 30, 2026 as compared with $211.6 million during the six months ended June 30, 2025. The changes in cash flows from operating activities generally follow the results of operations, as discussed above in the consolidated results of operations for the six months ended June 30, 2026, and are affected by changes in working capital. The increase in cash provided by working capital is primarily due to a decrease in our net cash outflows for energy supply costs, as shown in the table below.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash outflows
2025	$5.9	$28.6	$(22.7)
2026	$44.8	$51.9	$(7.1)
Decrease in net cash outflows			$15.6

Investing Activities

Cash used in investing activities totaled $305.8 million during the six months ended June 30, 2026, as compared with $226.8 million during the six months ended June 30, 2025. Plant additions during the first six months of 2026 include maintenance additions of approximately $218.7 million and capacity related capital expenditures of $86.1 million. Plant additions during the first six months of 2025 included maintenance additions of approximately $149.4 million and capacity related capital expenditures of approximately $71.6 million.

Financing Activities

Cash provided by financing activities totaled $67.0 million during the six months ended June 30, 2026, as compared with $12.7 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, cash provided by financing activities reflects proceeds from the issuance of debt of $375.0 million, partly offset by net repayments under our revolving lines of credit of $114.0 million, payment of dividends of $82.1 million, repayment of $60.0 million of South Dakota First Mortgage bonds, and repayment of $50.0 million of the NWE Group Term Loan. During the six months ended June 30, 2025, cash provided by financing activities reflects proceeds from the issuance of long-term debt of $500.0 million, partly offset by repayment of $300.0 million of Montana and South Dakota First Mortgage bonds, net repayments under our revolving lines of credit of $103.0 million and payment of dividends of $80.7 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of June 30, 2026, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

As of June 30, 2026 and 2025, the outstanding balances of our credit facilities were $290.0 million and $310.0 million, respectively. As of July 24, 2026, the availability under our credit facilities was approximately $316.0 million, and there were no letters of credit outstanding.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 24, 2026, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2026.

	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Long-term debt(1)	$3,499,660	$45,000	$225,000	$469,660	$33,000	$650,000	$2,077,000
Finance leases	9,436	854	1,750	1,838	1,930	2,026	1,038
Short-term borrowings	100,000	100,000	—	—	—	—	—
Estimated pension and other postretirement obligations(2)	45,620	7,196	10,206	9,806	9,306	9,106	N/A
Qualifying facilities liability(3)	140,896	27,697	56,665	56,534	—	—	—
Supply and capacity contracts(4)	3,693,058	216,836	368,342	344,818	344,536	315,957	2,102,569
Contractual interest payments on debt(5)	1,597,493	83,364	160,957	149,578	128,449	114,980	960,165
Commitments for significant capital projects(6)	112,226	103,936	7,572	718	—	—	—
Total Commitments(7)	$9,198,389	$584,883	$830,492	$1,032,952	$517,221	$1,092,069	$5,140,772
_________________________
(1)Represents cash payments for long-term debt and excludes $12.5 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)One QF requires us to purchase minimum amounts of energy at a price of $130 per MWH through 2028. Our estimated gross contractual obligation related to this QF is approximately $140.9 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $129.7 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 4.99 percent on the outstanding balance through maturity of the facilities.
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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes in these policies.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS -

(a) Exhibits

Exhibit 4.1 — Twenty-third Supplemental Indenture, dated as of June 1, 2026, between NorthWestern Energy Public Service Corporation and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated June 15, 2026, Commission File No. 000-56598).

Exhibit 4.2 — Forty-eighth Supplemental Indenture, dated as of May 1, 2026, between NorthWestern Corporation and The Bank of New York Mellon and Dimple Gandhi, as trustees. (incorporated by reference to Exhibit 4.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated May 27, 2026, Commission File No. 000-56598).

Exhibit 10.1 — Secured Term Loan Credit Agreement (incorporated by reference to Exhibit 10.1 of NorthWestern Energy Group's Current Report on Form 8-K, dated May 27, 2026, Commission File No. 000-56598).

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

NorthWestern Energy Group, Inc.
Date:	July 30, 2026	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer