Form 10-Q
period 2026-09-30
NorthWestern Energy Group, Inc.
filed 2026-11-05
CIK 1993004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 61,523,538 shares outstanding at October 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Electric	$373,624	$339,751	$1,059,932	$954,702
Gas	50,136	47,201	253,997	241,593
Total Revenues	423,760	386,952	1,313,929	1,196,295
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	107,280	86,933	342,668	300,401
Operating and maintenance	84,850	64,139	238,485	183,184
Administrative and general	39,511	46,702	127,986	121,832
Property and other taxes	50,450	46,064	150,955	137,472
Depreciation and depletion	67,049	62,833	200,858	187,612
Total Operating Expenses	349,140	306,671	1,060,952	930,501
Operating income	74,620	80,281	252,977	265,794
Interest expense, net	(42,173)	(38,361)	(122,421)	(111,126)
Other income, net	2,973	5,103	10,576	9,109
Income before income taxes	35,420	47,023	141,132	163,777
Income tax expense	(4,678)	(8,790)	(21,940)	(27,376)
Net Income	$30,742	$38,233	$119,192	$136,401

Average Common Shares Outstanding	61,518	61,395	61,496	61,372
Basic Earnings per Average Common Share	$0.50	$0.62	$1.94	$2.22
Diluted Earnings per Average Common Share	$0.50	$0.62	$1.93	$2.22
Dividends Declared per Common Share	$0.67	$0.66	$2.01	$1.98

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$30,742	$38,233	$119,192	$136,401
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	(1)	(2)	4
Reclassification of derivative instruments	113	113	339	339
Total Other Comprehensive Income	114	112	337	343
Comprehensive Income	$30,856	$38,345	$119,529	$136,744

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$6,542	$8,781
Restricted cash	19,517	21,957
Accounts receivable, net	183,042	209,751
Inventories	153,230	132,506
Regulatory assets	108,920	92,937
Prepaid expenses and other	52,438	38,010
Total current assets	523,689	503,942
Property, plant, and equipment, net	6,996,258	6,738,849
Goodwill	367,635	367,635
Regulatory assets	760,810	772,634
Other noncurrent assets	178,558	76,631
Total Assets	$8,826,950	$8,459,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$1,729	$1,865
Current portion of long-term debt	—	104,967
Short-term borrowings	100,000	150,000
Accounts payable	112,409	129,633
Accrued expenses and other	338,427	272,373
Regulatory liabilities	27,505	38,613
Total current liabilities	580,070	697,451
Long-term finance leases	7,280	—
Long-term debt	3,559,514	3,181,040
Deferred income taxes	770,087	733,064
Noncurrent regulatory liabilities	699,032	678,861
Other noncurrent liabilities	323,756	283,535
Total Liabilities	5,939,739	5,573,951
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 65,010,702 and 61,518,898 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	650	649
Treasury stock at cost	(99,002)	(97,503)
Paid-in capital	2,098,546	2,091,935
Retained earnings	892,741	896,720
Accumulated other comprehensive loss	(5,724)	(6,061)
Total Shareholders' Equity	2,887,211	2,885,740
Total Liabilities and Shareholders' Equity	$8,826,950	$8,459,691

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$119,192	$136,401
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	200,858	187,612
Amortization of debt issuance costs, premium, and deferred hedge gain	2,713	3,392
Stock-based compensation costs	6,122	6,052
Equity portion of allowance for funds used during construction	(7,766)	(7,013)
Deferred income taxes	17,775	23,670
Other adjustments	4,643	(147)
Changes in current assets and liabilities:
Accounts receivable	23,666	30,205
Inventories	(20,724)	(8,683)
Other current assets	(21,535)	(7,355)
Accounts payable	1,087	(25,412)
Accrued expenses and other	66,084	47,907
Regulatory assets	(15,983)	(34,024)
Regulatory liabilities	(10,106)	(4,150)
Other noncurrent assets and liabilities	(1,893)	(10,181)
Cash Provided by Operating Activities	364,133	338,274
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(464,043)	(374,533)
Acquisition of Energy West Operations	—	(35,938)
Investment in debt & equity securities	(2,623)	(8,091)
Cash Used in Investing Activities	(466,666)	(418,562)
FINANCING ACTIVITIES:
Dividends on common stock	(123,171)	(121,015)
Issuance of long-term debt	375,000	500,000
(Repayment) issuance of short-term borrowings	(50,000)	50,000
Repayments on long-term debt	(105,000)	(300,000)
Line of credit issuance (repayments), net	3,000	(44,000)
Other financing activities, net	(1,975)	(3,240)
Cash Provided by Financing Activities	97,854	81,745
(Decrease) increase in Cash, Cash Equivalents, and Restricted Cash	(4,679)	1,457
Cash, Cash Equivalents, and Restricted Cash, beginning of period	30,738	29,017
Cash, Cash Equivalents, and Restricted Cash, end of period	$26,059	$30,474
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Production tax credits(1)	—	(12,293)
Interest	121,764	108,163
Significant non-cash transactions:
Capital expenditures included in accounts payable	23,392	26,667

(1) Proceeds from production tax credits transferred are included in cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows.

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN ENERGY GROUP

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2025	64,876	3,489	$649	$(97,705)	$2,088,674	$894,531	$(6,473)	$2,879,676

Net income	—	—	—	—	—	38,233	—	38,233
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	6	—	—	—	1,870	—	—	1,870
Issuance of shares	—	(8)	—	221	223	—	—	444
Dividends on common stock ($0.660 per share)	—	—	—	—	—	(40,361)	—	(40,361)
Balance at September 30, 2025	64,882	3,481	$649	$(97,484)	$2,090,767	$892,403	$(6,361)	$2,879,974

Balance at June 30, 2026	65,006	3,493	$650	$(99,035)	$2,096,493	$903,067	$(5,838)	$2,895,337

Net income	—	—	—	—	—	30,742	—	30,742
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1	1
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	5	—	—	—	2,015	—	—	2,015
Issuance of shares	—	(1)	—	33	38	—	—	71
Dividends on common stock ($0.670 per share)	—	—	—	—	—	(41,068)	—	(41,068)
Balance at September 30, 2026	65,011	3,492	650	(99,002)	2,098,546	892,741	(5,724)	2,887,211

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2024	64,811	3,490	$648	$(97,394)	$2,084,133	$877,017	$(6,704)	$2,857,700

Net income	—	—	—	—	—	136,401	—	136,401
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	4	4
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Stock-based compensation	71	—	1	(729)	6,012	—	—	5,284
Issuance of shares	—	(9)	—	639	622	—	—	1,261
Dividends on common stock ($1.980 per share)	—	—	—	—	—	(121,015)	—	(121,015)
Balance at September 30, 2025	64,882	3,481	$649	$(97,484)	$2,090,767	$892,403	$(6,361)	$2,879,974

Balance at December 31, 2025	64,895	3,477	$649	$(97,503)	$2,091,935	$896,720	$(6,061)	$2,885,740

Net income	—	—	—	—	—	119,192	—	119,192
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Stock-based compensation	116	28	1	(1,874)	6,081	—	—	4,208
Issuance of shares	—	(13)	—	375	530	—	—	905
Dividends on common stock ($2.010 per share)	—	—	—	—	—	(123,171)	—	(123,171)
Balance at September 30, 2026	65,011	3,492	650	(99,002)	2,098,546	892,741	(5,724)	2,887,211

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2026 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$6,542	$8,781	$6,203	$4,283
Restricted cash	19,517	21,957	24,271	24,734
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$26,059	$30,738	$30,474	$29,017

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

In connection with this pending merger, we have incurred merger-related costs. During the three and nine months ended September 30, 2026, we have incurred $3.2 million and $9.9 million, respectively, of merger-related costs, which are included in our Administrative and general expenses. During the three months ended September 30, 2025, we incurred $7.6 million of merger-related costs, which are included in our Administrative and general expenses.

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

(3) Regulatory Matters

Montana Rate Review

In December 2025, the MPSC issued a final order approving our partial electric settlement agreement. The final order also suspended the 90/10 cost sharing mechanism of the Power Cost and Credit Adjustment Mechanism (PCCAM) on a temporary basis pending further review by the MPSC. The ultimate resolution regarding the suspension of the PCCAM cost sharing mechanism will be addressed in a separate PCCAM docket and we anticipate resolution in the first half of 2027. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of Yellowstone County Generating Station (YCGS). As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance. As of September 30, 2026, we have $0.6 million reserved within Regulatory liabilities on the Condensed Consolidated Balance Sheets for interim rates to be refunded to customers.

In January 2026, we filed a Motion for Reconsideration (Motion) as it relates to this final order. Among other things, our Motion requests that the MPSC reconsider their prudence conclusions regarding the capital costs associated with the construction of YCGS and clarification as to the effective date of the PCCAM sharing mechanism suspension, for which we have requested an effective date of July 1, 2025, to align with the PCCAM tracker year. Any subsequent modifications by the MPSC to their final order are expected to be reflected in our results.

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

While Puget and Avista remain contractually obligated for the pre-closing share of AROs, we remain the primary obligor. As such, as of September 30, 2026, we have recorded $2.8 million and $34.0 million within Accrued expenses and other and Other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets for these AROs, and we have recorded an indemnification asset of $2.8 million and $34.0 million with Prepaid expenses and other and Other noncurrent assets, respectively, on the Condensed Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2026, power prices in the Pacific Northwest associated with these designated power sales contracts included within our PCCAM tariff waiver were insufficient to contribute to the recovery of the operating and maintenance expenses associated with the Avista Interests.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. Unlike the Avista Interests, we do not currently need this capacity to serve existing customers in Montana. As such, the Puget Interests are held by our FERC regulated subsidiary to isolate the costs associated with this acquired interest from our Montana retail customers. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. In February 2026, the FERC approved both the cost-based rates and the contract rates retroactive to January 1, 2026. In March 2026, two MPSC commissioners, in their individual capacity, filed a motion with the FERC requesting a rehearing that largely reiterated arguments previously rejected by the FERC. The FERC denied this motion by operation of law. In June 2026, the two MPSC commissioners appealed the decision to the Ninth Circuit. The Court granted our intervention. The Court further granted FERC's motion to hold the case in abeyance until December 11, 2026.

South Dakota Phase In Rate Plan Rider

In June 2026, we filed our annual Phase In Rate Plan Rider (PIRP) update with the SDPUC requesting recovery of costs associated with Aberdeen Generating Station, a 33 megawatt (MW) natural gas fired electric generating facility located in Aberdeen, South Dakota, certain nuclear study costs, and the proposed Hub City Energy Park generation project, a 131 MW natural gas generating facility located in Aberdeen, South Dakota. The filing requests collection of approximately $11.8 million of revenue for the July 2026 through June 2027 period with a requested effective date of September 1, 2026. This represents a $7.4 million increase from the previously approved PIRP revenue amount for the July 2025 through June 2026 period. The filing remains pending before the SDPUC.

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

During the three months ended September 30, 2026 income tax expense was $4.7 million compared to $8.8 million for the same period in 2025. For the three months ended September 30, 2026, the effective tax rate was 13.2% compared to 18.7% for the same period in 2025. The lower effective tax rate was primarily due to lower non-deductible merger transaction costs and higher flow through repairs deductions partly offset by higher plant depreciation flow through items.

During the nine months ended September 30, 2026 income tax expense was $21.9 million compared to $27.4 million for the same period in 2025. For the nine months ended September 30, 2026, the effective tax rate was 15.5% compared to 16.7% for the same period in 2025. The lower effective tax rate was primarily due to lower non-deductible merger transaction costs and higher flow through repairs deductions, partly offset by higher plant depreciation flow through items and lower production tax credits.

(5) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2026			September 30, 2025
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$1	$—	$1	$(1)	$—	$(1)
Reclassification of derivative instruments	153	(40)	113	153	(40)	113
Other comprehensive income (loss)	$154	$(40)	$114	$152	$(40)	$112

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(2)	$—	$(2)	$4	$—	$4
Reclassification of derivative instruments	459	(120)	339	459	(120)	339
Other comprehensive income (loss)	$457	$(120)	$337	$463	$(120)	$343

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2026	December 31, 2025
Foreign currency translation	$1,449	$1,451
Derivative instruments designated as cash flow hedges	(8,130)	(8,469)
Postretirement medical plans	957	957
Accumulated other comprehensive loss	$(5,724)	$(6,061)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2026
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,243)	$957	$1,448	$(5,838)
Other comprehensive loss before reclassifications		—	—	1	1
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	1	114
Ending balance		$(8,130)	$957	$1,449	$(5,724)

		Three Months Ended
		September 30, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,695)	$784	$1,438	$(6,473)
Other comprehensive income before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(1)	112
Ending balance		$(8,582)	$784	$1,437	$(6,361)

		Nine Months Ended
		September 30, 2026
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,469)	$957	$1,451	$(6,061)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income (loss)		339	—	(2)	337
Ending balance		$(8,130)	$957	$1,449	$(5,724)

		Nine Months Ended
		September 30, 2025
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,921)	$784	$1,433	$(6,704)
Other comprehensive income before reclassifications		—	—	4	4
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	4	343
Ending balance		$(8,582)	$784	$1,437	$(6,361)

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

On April 28, 2026, NWE Public Service priced $150.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.51 percent maturing on June 15, 2036. We completed the issuance and sale of these bonds on June 15, 2026. Proceeds were utilized to redeem NWE Public Service's $60.0 million of 2.80 percent South Dakota First Mortgage Bonds due on June 15, 2026 and to repay at maturity $45.0 million of 2.66 percent South Dakota First Mortgage Bonds due on September 30, 2026, to repay outstanding borrowings under our credit facility, and for general utility purposes.

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

On August 20, 2026, NW Corp exercised the accordion feature under its existing $425.0 million revolving credit facility to increase the capacity to $500.0 million. On this same day, NorthWestern Energy Group and NWE Public Service exercised the accordion feature under its existing $200.0 million revolving credit facility to increase the capacity to $250.0 million. This increased the base sublimit for NWE Public Service from $150.0 million to $200.0 million. These actions did not affect the maturity date or borrowing rates.

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

Financial data for the reportable segments are as follows (in thousands):

Three Months Ended
September 30, 2026	Electric	Gas	Total
Operating revenues	$373,624	$50,136	$423,760
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	96,270	11,010	107,280
Operating, general, and administrative	95,381	25,598	120,979
Property and other taxes	39,491	10,958	50,449
Depreciation and depletion	55,596	11,453	67,049
Interest expense, net	(32,387)	(8,498)	(40,885)
Other income, net	2,286	934	3,220
Income tax (expense) benefit	(10,961)	2,891	(8,070)
Segment net income (loss)	$45,824	$(13,556)	$32,268
Reconciliation to consolidated net income
Other, net(1)			(1,526)
Consolidated net income			$30,742

Three Months Ended
September 30, 2025	Electric	Gas	Total
Operating revenues	$339,751	$47,201	$386,952
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	77,179	9,754	86,933
Operating, general, and administrative	76,522	26,429	102,951
Property and other taxes	35,412	10,652	46,064
Depreciation and depletion	52,338	10,495	62,833
Interest expense, net	(28,935)	(7,939)	(36,874)
Other income, net	3,275	1,291	4,566
Income tax (expense) benefit	(11,363)	2,124	(9,239)
Segment net income (loss)	$61,277	$(14,653)	$46,624
Reconciliation to consolidated net income
Other, net(1)			(8,391)
Consolidated net income			$38,233

Nine Months Ended
September 30, 2026	Electric	Gas	Total
Operating revenues	$1,059,932	$253,997	$1,313,929
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	259,381	83,287	342,668
Operating, general, and administrative	276,721	78,280	355,001
Property and other taxes	117,758	33,154	150,912
Depreciation and depletion	166,627	34,231	200,858
Interest expense, net	(93,161)	(24,455)	(117,616)
Other income, net	6,772	2,725	9,497
Income tax (expense) benefit	(27,895)	60	(27,835)
Segment net income	$125,161	$3,375	$128,536
Reconciliation to consolidated net income
Other, net(1)			(9,344)
Consolidated net income			$119,192

Nine Months Ended
September 30, 2025	Electric	Gas	Total
Operating revenues	$954,702	$241,593	$1,196,295
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	229,534	70,867	300,401
Operating, general, and administrative	222,616	74,372	296,988
Property and other taxes	106,016	31,297	137,313
Depreciation and depletion	157,213	30,399	187,612
Interest expense, net	(84,253)	(22,270)	(106,523)
Other income, net	5,886	2,838	8,724
Income tax expense	(25,465)	(2,102)	(27,567)
Segment net income	$135,491	$13,124	$148,615
Reconciliation to consolidated net income
Other, net(1)			(12,214)
Consolidated net income			$136,401

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in thousands):

	Three Months Ended
	September 30, 2026			September 30, 2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$120,755	$11,667	$132,422	$110,788	$10,891	$121,679
South Dakota	22,988	2,140	25,128	21,358	2,036	23,394
Nebraska	—	2,216	2,216	—	2,344	2,344
Residential	143,743	16,023	159,766	132,146	15,271	147,417
Montana	127,416	9,298	136,714	116,911	8,734	125,645
South Dakota	34,978	1,918	36,896	32,490	1,577	34,067
Nebraska	—	1,029	1,029	—	1,145	1,145
Commercial	162,394	12,245	174,639	149,401	11,456	160,857
Industrial	12,068	767	12,835	12,070	680	12,750
Lighting, governmental, irrigation, and interdepartmental	15,467	160	15,627	14,393	142	14,535
Total Retail Revenues	333,672	29,195	362,867	308,010	27,549	335,559
Regulatory Amortization	(23,368)	7,496	(15,872)	980	5,240	6,220
Transmission	29,251	—	29,251	27,923	—	27,923
Transportation, wholesale and other	34,069	13,445	47,514	2,838	14,412	17,250
Total Revenues	$373,624	$50,136	$423,760	$339,751	$47,201	$386,952

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$339,640	$79,516	$419,156	$307,589	$80,277	$387,866
South Dakota	64,200	22,440	86,640	59,885	23,172	83,057
Nebraska	—	17,573	17,573	—	20,076	20,076
Residential	403,840	119,529	523,369	367,474	123,525	490,999
Montana	344,731	48,386	393,117	307,773	45,991	353,764
South Dakota	96,716	17,813	114,529	89,542	16,672	106,214
Nebraska	—	9,529	9,529	—	10,932	10,932
Commercial	441,447	75,728	517,175	397,315	73,595	470,910
Industrial	34,763	2,402	37,165	32,058	1,308	33,366
Lighting, governmental, irrigation, and interdepartmental	35,120	952	36,072	28,507	1,003	29,510
Total Retail Revenues	915,170	198,611	1,113,781	825,354	199,431	1,024,785
Regulatory Amortization	(16,942)	12,420	(4,522)	38,995	993	39,988
Transmission	89,363	—	89,363	82,625	—	82,625
Transportation, wholesale and other	72,341	42,966	115,307	7,728	41,169	48,897
Total Revenues	$1,059,932	$253,997	$1,313,929	$954,702	$241,593	$1,196,295

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

	Three Months Ended
	September 30, 2026	September 30, 2025
Basic computation	61,518,300	61,395,002
Dilutive effect of:
Performance and restricted share awards(1)	285,233	158,323
Diluted computation	61,803,533	61,553,325

	Nine Months Ended
	September 30, 2026	September 30, 2025
Basic computation	61,496,216	61,371,962
Dilutive effect of:
Performance and restricted share awards(1)	240,704	116,597
Diluted computation	61,736,920	61,488,559

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of September 30, 2026, there were no shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 20,406 shares as of September 30, 2025.

(10) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,122	$1,099	$51	$63
Interest cost	2,872	2,852	97	128
Expected return on plan assets	(2,913)	(2,686)	(403)	(355)
Recognized actuarial gain	—	—	(171)	(68)
Settlement loss recognized(1)	—	1,168	—	—
Net periodic benefit cost (credit)	$1,081	$2,433	$(426)	$(232)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit Cost (Credit)
Service cost	$3,365	$3,461	$153	$191
Interest cost	8,616	15,001	292	384
Expected return on plan assets	(8,738)	(14,162)	(1,209)	(1,064)
Recognized actuarial gain	—	—	(514)	(206)
Settlement loss recognized(1)	—	1,168	—	—
Net periodic benefit cost (credit)	$3,243	$5,468	$(1,278)	$(695)

(1) Settlement loss is related to the partial annuitization of NorthWestern Energy's MT Pension Plan participants. The contract was purchased with $221.4 million of plan assets, which was approximately 92 percent of the associated pension obligation settled. The insurance company took over the payments of these benefits starting November 1, 2025. As a result of this transaction, during the nine months ended September 30, 2025, we recorded a non-cash, non-operating settlement charge of $1.2 million. This charge is recorded within other income, net on the Condensed Consolidated Statements of Income. As discussed within Note 6 – Regulatory Assets and Liabilities to the financial statements included in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025, the MPSC allows recovery of pension costs on a cash funding basis. As such, this charge was deferred as a regulatory asset on the Condensed Consolidated Balance Sheets, with a corresponding decrease to operating and maintenance expense on the Condensed Consolidated Statements of Income.

We contributed $9.6 million to our pension plans during the nine months ended September 30, 2026. We expect to contribute an additional $1.9 million to our pension plans during the remainder of 2026.

(11) Commitments and Contingencies

Parent Guarantee

NorthWestern Energy Group, Inc. has guaranteed the contractual obligations of its wholly-owned subsidiary, NorthWestern Colstrip 370Pu, LLC (NW Colstrip 370), to its counterparty to an agreement for the sale of capacity and energy from our recently acquired 370 megawatt ownership interest in the Colstrip facility (the former Puget Interests). The guarantee exists during the January 2026 through September 2027 term of the agreement. The guarantee is unconditional and irrevocable, covering all payment obligations of the subsidiary under the contract up to a maximum amount of $15.0 million. The guarantee is triggered in an event where NW Colstrip 370 fails to pay any amounts that could come due under the agreement. As of September 30, 2026, no demand has been made under the guarantee and management believes that risk of material payment under this guarantee is remote.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2026 and 2025.

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2025 RESULTS

	Three Months Ended September 30, 2026 vs. 2025
	Income Before Income Taxes	Income Tax (Expense) Benefit(3)	Net Income
		(in millions)
Third Quarter, 2025	$47.0	$(8.8)	$38.2
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Electric margin from the acquisition of the Colstrip Puget Interests	5.3	(1.3)	4.0
Non-recoverable Montana electric supply costs	2.3	(0.6)	1.7
Electric retail volumes	1.5	(0.4)	1.1
Electric transmission revenue	1.3	(0.3)	1.0
Natural gas retail volumes	1.0	(0.3)	0.7
Rates	(1.2)	0.3	(0.9)
Montana property tax tracker collections	(0.6)	0.2	(0.4)
Production tax credits, offset within income tax expense	(0.5)	0.5	—
Natural gas production step down	(0.1)	0.0	(0.1)
Other	0.1	0.0	0.1

Variance in expense items(2) impacting net income:
Operating, maintenance, and administrative, excluding merger-related costs	(15.3)	3.9	(11.4)
Depreciation	(4.2)	1.1	(3.1)
Interest expense	(3.8)	1.0	(2.8)
Property and other taxes not recoverable within trackers	(2.0)	0.5	(1.5)
Merger-related costs	4.4	0.7	5.1
Other	0.2	(1.2)	(1.0)
Third Quarter, 2026	$35.4	$(4.7)	$30.7
Change in Net Income			$(7.5)
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense
(3) Income tax expense calculation on reconciling items assumes a blended federal plus state effective tax rate of 25.3 percent.

Consolidated net income for the three months ended September 30, 2026 was $30.7 million as compared with $38.2 million for the same period in 2025. This decrease was primarily due to $6.1 million of net loss associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense. These were offset in part by lower non-recoverable Montana electric supply costs, retail volumes, transmission revenue, and lower merger-related costs.

SIGNIFICANT TRENDS AND REGULATION

Refer to the NorthWestern Energy Group Annual Report on the Form 10-K for the year ended December 31, 2025 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Montana Rate Review

In December 2025, the MPSC issued a final order approving our partial electric settlement agreement. The final order also suspended the 90/10 cost sharing mechanism of the Power Cost and Credit Adjustment Mechanism (PCCAM) on a temporary basis pending further review by the MPSC. The ultimate resolution regarding the suspension of the PCCAM cost sharing mechanism will be addressed in a separate PCCAM docket and we anticipate resolution in the first half of 2027. Within this final order, the MPSC disallowed a portion of the capital costs related to the construction of Yellowstone County Generating Station (YCGS). As a result, in the fourth quarter of 2025 we recorded a $30.9 million non-cash charge for the regulatory disallowance.

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

Montana Large New Load Tariff Rule

In March 2026, we filed an application with the MPSC requesting approval of a Large New Load tariff rule (LNL Rule) to establish requirements and contract terms for providing electric service to bundled customers with new or expanded loads of five megawatts or greater, including data centers and other energy-intensive operations. This filing establishes a framework governing agreements between us and large new load customers and is intended to address the costs and operational considerations associated with serving those loads while protecting existing customers from cost shifting and other adverse impacts. Under this proposed framework, for the largest commitments, 50 megawatts or greater, we would file the executed Electric Service Agreement with the MPSC for review and approval before service begins. For customers with loads between 5 and 49 megawatts, the tariff's standardized process and mandatory protections apply, but individual agreements do not require case-specific MPSC approval filings. This application initiates a public regulatory proceeding that will include opportunities for review and public comment consistent with MPSC procedures. Discovery has started in this proceeding, however, the MPSC has not set settlement or hearing dates.

Data Center Development

As previously disclosed, we have signed development agreements with Atlas Power Holdings LLC (Atlas) and Quantica Infrastructure (Quantica) to provide electric supply services for data centers being developed in Montana. The development agreements require us to evaluate the transmission infrastructure and generation resources needed to support their proposed need. Our previously disclosed development agreement with Sabey Data Centers has been terminated. The combined energy service requirement associated with our remaining development agreements is currently expected to be 75 megawatts beginning in late 2027, with growth of up to approximately 1,250 megawatts or more by 2030. We are working with Atlas and Quantica to execute electric service agreements.

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

During the three and nine months ended September 30, 2026, power prices in the Pacific Northwest associated with these designated power sales contracts included within our PCCAM tariff waiver were insufficient to contribute to the recovery of the operating and maintenance expenses associated with the Avista Interests.

Puget Interests - The 370 megawatts of generation capacity from Colstrip Units 3 and 4 acquired from Puget (Puget Interests) on January 1, 2026, increases our ownership share of the facility to 55 percent and provides an increase in voting share in determining strategic direction and investment decisions at the facility. Unlike the Avista Interests, we do not currently need this capacity to serve existing customers in Montana. As such, the Puget Interests are held by our FERC regulated subsidiary to isolate the costs associated with this acquired interest from our Montana retail customers. While we expect our future opportunity to serve growing customer demand, including large-load customers, may be supported by this resource, in October 2025, we signed a contract to sell the dispatchable capacity and associated energy from the Puget Interests beginning January 1, 2026, through late 2027. Revenues from this agreement are expected to largely offset the estimated $30.0 million of annual incremental operating and maintenance costs associated with the Puget Interests. In addition, in October 2025, we submitted a request to the FERC for approval of cost-based rates for our subsidiary that will own the Puget Interests. In February 2026, the FERC approved both the cost-based rates and the contract rates retroactive to January 1, 2026. In March 2026, two MPSC commissioners, in their individual capacity, filed a motion with the FERC requesting a rehearing that largely reiterated arguments previously rejected by the FERC. The FERC denied this motion by operation of law. In June 2026, the two MPSC commissioners appealed the decision to the Ninth Circuit. The Court granted our intervention. The Court further granted FERC's motion to hold the case in abeyance until December 11, 2026.

Generation Capacity in South Dakota

The Southwest Power Pool (SPP) has recently updated its resource accreditation and planning reserve margin (PRM) requirements in response to growing reliability concerns. As a result, SPP is requiring additional accredited capacity by 2030 to meet the updated PRM targets. In October 2025, we submitted a project with the SPP under their Expedited Resource Adequacy Study program for the construction of a 131 MW natural gas generating facility located in Aberdeen, South Dakota, which has been named the Hub City Energy Park generation project, to meet regional capacity needs by 2030. Anticipated costs for this project are approximately $470.0 million. As of September 30, 2026, we have recorded $42.6 million within Other noncurrent assets on the Condensed Consolidated Balance Sheets for non-refundable milestone payments to secure the turbines that will be used at this facility.

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

South Dakota Wildfire Risk Mitigation

The South Dakota Legislature approved Senate Bill 36, and the Governor signed this bill into law in March 2026. It precludes common law strict liability claims for utility operations alleged to have caused wildfire-related damages; establishes a statutory standard of care, supplanting common law causes of action and other theories of recovery; and creates a rebuttable presumption that a valid and current wildfire mitigation plan is reasonable preparation for, and mitigation of, wildfire risk. The legislation also defines the availability of damages by allowing noneconomic personal injury damages only when there is bodily injury and punitive damages only when an injured party proves by clear and convincing evidence that a qualified utility acted with willful and wanton misconduct and the qualified utility's willful and wanton misconduct was the actual and proximate cause of damages to the plaintiff. In July 2026, we filed our wildfire mitigation plan with the SDPUC. It was duly published completing our compliance obligation.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Consolidated net income for the three months ended September 30, 2026 was $30.7 million as compared with $38.2 million for the same period in 2025. This decrease was primarily due to $6.1 million of net loss associated with our additional ownership interests in Colstrip Units 3 and 4, depreciation expense, and interest expense. These were offset in part by lower non-recoverable Montana electric supply costs, retail volumes, transmission revenue, and lower merger-related costs.

Consolidated gross margin for the three months ended September 30, 2026 was $114.1 million as compared with $127.0 million in 2025, a decrease of $12.9 million, or 10.2 percent. This decrease was primarily due to negative margin associated with our additional ownership interests in Colstrip Units 3 and 4 and depreciation expense. These were offset in part by lower non-recoverable Montana electric supply costs, retail volumes, and transmission revenue.

	Electric		Natural Gas		Total
	2026	2025	2026	2025	2026	2025
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$373.7	$339.8	$50.1	$47.2	$423.8	$387.0
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	96.3	77.2	11.0	9.8	107.3	87.0
Less: Operating and maintenance	69.4	48.6	15.5	15.5	84.9	64.1
Less: Property and other taxes	39.5	35.4	11.0	10.7	50.5	46.1
Less: Depreciation and depletion	55.6	52.3	11.4	10.5	67.0	62.8
Gross Margin	112.9	126.3	1.2	0.7	114.1	127.0
Add back: Operating and maintenance	69.4	48.6	15.5	15.5	84.9	64.1
Add back: Property and other taxes	39.5	35.4	11.0	10.7	50.5	46.1
Add back: Depreciation and depletion	55.6	52.3	11.4	10.5	67.0	62.8
Utility Margin(1)	$277.4	$262.6	$39.1	$37.4	$316.5	$300.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$277.4	$262.6	$14.8	5.6%
Natural Gas	39.1	37.4	1.7	4.5
Total Utility Margin(1)	$316.5	$300.0	$16.5	5.5%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended September 30, 2026 was $316.5 million as compared with $300.0 million for the same period in 2025, an increase of $16.5 million, or 5.5 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Electric margin from the acquisition of the Puget Interests	$5.3
Non-recoverable Montana electric supply costs	2.3
Electric retail volumes	1.5
Electric transmission revenue	1.3
Natural gas retail volumes	1.0
Base rates	(1.2)
Montana property tax tracker collections	(0.6)
Natural gas production step down	(0.1)
Other	0.1
Change in Utility Margin Items Impacting Net Income	9.6
Utility Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating and maintenance expense	5.0
Property and other taxes recovered in revenue, offset in property and other taxes	2.4
Production tax credits, offset in income tax expense	(0.5)
Change in Utility Margin Items Offset Within Net Income	6.9
Increase in Consolidated Utility Margin(1)	$16.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Electric retail volumes were impacted by favorable weather and customer growth in all jurisdictions. Natural gas retail volumes were impacted by favorable weather in Montana and customer growth, partly offset by unfavorable weather in South Dakota and Nebraska.

Under the PCCAM, net supply costs higher or lower than the PCCAM base rate (PCCAM Base) (excluding qualifying facility (QF) costs) were allocated 90 percent to Montana customers and 10 percent to shareholders. Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the three months ended September 30, 2025, we recorded a decrease in pre-tax earnings of $2.3 million (10 percent of the PCCAM Base cost variance).

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$84.9	$64.1	$20.8	32.4%
Administrative and general	39.5	46.7	(7.2)	(15.4)
Property and other taxes	50.5	46.1	4.4	9.5
Depreciation and depletion	67.0	62.8	4.2	6.7
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$241.9	$219.7	$22.2	10.1%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $241.9 million for the three months ended September 30, 2026, as compared with $219.7 million for the three months ended September 30, 2025. Primary components of the change include the following (in millions):

Operating Expenses
2026 vs. 2025
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Electric generation maintenance (including $7.2 million and $4.3 million due to the acquisition of the Colstrip Puget Interests and Avista Interests, respectively)	$10.5
Depreciation expense due to plant additions and higher depreciation rates	4.2
Labor and benefits(1)	2.8
Property and other taxes not recoverable within trackers (including $1.6 million and $0.3 million due to the acquisition of the Colstrip Puget Interests and Avista Interests, respectively)	2.0
Technology implementation and maintenance expenses	1.2
Wildfire mitigation expense, partly offset by higher base revenues	0.5
Uncollectible accounts	0.2
Merger-related costs, including consulting and legal fees	(4.4)
Insurance expense	(0.4)
Other	0.5
Change in Items Impacting Net Income	17.1

Operating Expenses Offset Within Net Income
Operating and maintenance expenses recovered in trackers, offset in revenue	5.0
Property and other taxes recovered in trackers, offset in revenue	2.4
Pension and other postretirement benefits, offset in other income(1)	0.2
Deferred compensation, offset in other income	(2.5)
Change in Items Offset Within Net Income	5.1
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$22.2
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

Consolidated operating income for the three months ended September 30, 2026 was $74.6 million as compared with $80.3 million in the same period of 2025. This decrease was primarily due to operating losses associated with our additional ownership interests in Colstrip Units 3 and 4 and depreciation expense. These were offset in part by lower non-recoverable Montana electric supply costs, retail volumes, transmission revenue, and lower merger-related costs.

Consolidated interest expense was $42.2 million for the three months ended September 30, 2026 as compared with $38.4 million for the same period of 2025. This increase was due to higher borrowings and interest rates offset in part by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $3.0 million for the three months ended September 30, 2026 as compared with $5.1 million for the same period of 2025. This decrease was primarily due to a decrease in the value of deferred shares held in trust for deferred compensation offset in part by higher capitalization of AFUDC.

Consolidated income tax expense was $4.7 million for the three months ended September 30, 2026 as compared to $8.8 million for the same period of 2025. Our effective tax rate for the three months ended September 30, 2026 was 13.2% as compared with 18.7% for the same period in 2025.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (dollars in millions):

	Three Months Ended September 30,
	2026		2025
	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$35.4		$47.0

Income tax calculated at federal statutory rate	7.4	21.0%	9.9	21.0%

State income tax, net of federal provision	0.5	1.4	0.1	0.2
Tax Credits
Production tax credits	(0.9)	(2.5)	(1.3)	(2.8)
Other	—	—	0.2	0.4
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(5.6)	(15.8)	(5.2)	(11.1)
Amortization of excess deferred income taxes	(0.8)	(2.3)	(0.4)	(0.8)
AFUDC, net	(0.3)	(0.8)	(0.3)	(0.6)
Plant and depreciation of flow through items	3.9	11.0	3.3	7.0
Changes in Unrecognized Tax Benefits
Interest and penalties	—	—	0.3	0.6
Nontaxable and nondeductible items
Merger transaction costs	0.1	0.3	1.9	4.1
Other	0.4	0.9	0.2	0.4
Other	—	—	0.1	0.3
	(2.7)	(7.8)	(1.1)	(2.3)

Income Tax Expense and Effective Tax Rate	$4.7	13.2%	$8.8	18.7%

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

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Consolidated net income for the nine months ended September 30, 2026 was $119.2 million as compared with $136.4 million for the same period in 2025. This decrease was primarily due to $16.4 million of net loss associated with our additional ownership interests in Colstrip Units 3 and 4, retail volumes, Montana property tax collections, merger-related costs, depreciation expense, and interest expense. These were offset in part by new rates, lower non-recoverable Montana electric supply costs, and transmission revenues.

Consolidated gross margin for the nine months ended September 30, 2026 was $380.9 million as compared with $387.8 million in 2025, a decrease of $6.9 million, or 1.8 percent. This decrease was primarily due to negative gross margin associated with our additional ownership interests in Colstrip Units 3 and 4, retail volumes, Montana property tax collections, operating and maintenance costs, and depreciation expense. These were offset in part by new rates, lower non-recoverable Montana electric supply costs, and transmission revenues.

	Electric		Natural Gas		Total
	2026	2025	2026	2025	2026	2025
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$1,060.0	$954.7	$254.0	$241.6	$1,314.0	$1,196.3
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	259.4	229.5	83.3	70.9	342.7	300.4
Less: Operating and maintenance	192.3	139.8	46.2	43.4	238.5	183.2
Less: Property and other taxes	117.8	106.0	33.2	31.3	151.0	137.3
Less: Depreciation and depletion	166.7	157.2	34.2	30.4	200.9	187.6
Gross Margin	323.8	322.2	57.1	65.6	380.9	387.8
Add back: Operating and maintenance	192.3	139.8	46.2	43.4	238.5	183.2
Add back: Property and other taxes	117.8	106.0	33.2	31.3	151.0	137.3
Add back: Depreciation and depletion	166.7	157.2	34.2	30.4	200.9	187.6
Utility Margin(1)	$800.6	$725.2	$170.7	$170.7	$971.3	$895.9
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$800.6	$725.2	$75.4	10.4%
Natural Gas	170.7	170.7	0.0	0.0
Total Utility Margin(1)	$971.3	$895.9	$75.4	8.4%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the nine months ended September 30, 2026 was $971.3 million as compared with $895.9 million for the same period in 2025, an increase of $75.4 million, or 8.4 percent. Primary components of the change in utility margin include the following (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$36.3
Electric margin from the acquisition of the Puget Interests	15.5
Electric transmission revenue	6.7
Non-recoverable Montana electric supply costs	5.2
Montana property tax tracker collections	(4.1)
Electric retail volumes	(3.4)
Natural gas retail volumes (including a $5.2 million increase due to acquisition of Energy West Operations)	(1.7)
Natural gas production step down	(1.2)
Other	2.8
Change in Utility Margin Items Impacting Net Income	56.1
Utility Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating and maintenance expense	8.2
Property and other taxes recovered in revenue, offset in property and other taxes	7.6
Production tax credits, offset in income tax expense	3.5
Change in Utility Margin Items Offset Within Net Income	19.3
Increase in Consolidated Utility Margin(1)	$75.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Electric retail volumes were impacted by unfavorable winter weather in all jurisdictions offset in part by favorable summer weather and customer growth in all jurisdictions. Natural gas retail volumes were impacted by unfavorable weather in all jurisdictions, partly offset by customer growth in all jurisdictions and the acquisition of the Energy West operations in July 2025.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the nine months ended September 30, 2026, we recorded a decrease in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance). For the nine months ended September 30, 2025, we recorded a decrease in pre-tax earnings of $5.9 million (10 percent of the PCCAM Base cost variance).

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$238.5	$183.2	$55.3	30.2%
Administrative and general	128.0	121.8	6.2	5.1
Property and other taxes	151.0	137.5	13.5	9.8
Depreciation and depletion	200.9	187.6	13.3	7.1
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$718.4	$630.1	$88.3	14.0%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $718.4 million for the nine months ended September 30, 2026, as compared with $630.1 million for the nine months ended September 30, 2025. Primary components of the change include the following (in millions):

Operating Expenses
2026 vs. 2025
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Electric generation maintenance (including $19.9 million and $11.9 million due to the acquisition of the Colstrip Puget Interests and Avista Interests, respectively)	29.6
Depreciation expense due to plant additions and higher depreciation rates	$13.3
Labor and benefits(1)	8.0
Property and other taxes not recoverable within trackers (including $4.7 million and $0.9 million due to the acquisition of the Colstrip Puget Interests and Avista Interests, respectively)	5.9
Wildfire mitigation expense, partly offset by higher base revenues	5.0
Merger-related costs, including consulting and legal fees	2.3
Technology implementation and maintenance expenses	2.2
Uncollectible accounts	0.9
Insurance expense	0.6
Other	5.7
Change in Items Impacting Net Income	73.5

Operating Expenses Offset Within Net Income
Operating and maintenance expenses recovered in trackers, offset in revenue	8.2
Property and other taxes recovered in trackers, offset in revenue	7.6
Deferred compensation, offset in other income	(0.5)
Pension and other postretirement benefits, offset in other income(1)	(0.5)
Change in Items Offset Within Net Income	14.8
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$88.3
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the nine months ended September 30, 2026 was $253.0 million as compared with $265.8 million in the same period of 2025. This decrease was primarily due to operating losses associated with our additional ownership interests in Colstrip Units 3 and 4, retail volumes, Montana property tax collections, merger-related costs, and depreciation expense. These were offset in part by new rates, lower non-recoverable Montana electric supply costs, and transmission revenues.

Consolidated interest expense was $122.4 million for the nine months ended September 30, 2026 as compared with $111.1 million for the same period of 2025. This increase was due to higher borrowings and interest rates offset in part by higher capitalization of AFUDC.

Consolidated other income was $10.6 million for the nine months ended September 30, 2026 as compared to $9.1 million during the same period of 2025. This increase was primarily due to a prior year $1.0 million expense related to an estimated penalty for the previously disclosed CREP informed by a MPSC ruling, and higher capitalization of AFUDC, offset in part by higher non-service component pension expense and a decrease in the value of deferred shares held in trust for deferred compensation.

Consolidated income tax expense for the nine months ended September 30, 2026 was $21.9 million as compared to $27.4 million in the same period of 2025. Our effective tax rate for the nine months ended September 30, 2026 was 15.5% as compared with 16.7% for the same period in 2025.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2026		2025
	(in dollars)	(in percent)	(in dollars)	(in percent)
Income before income taxes	$141.1		$163.8

Income tax calculated at federal statutory rate	29.6	21.0%	34.4	21.0%

State income tax, net of federal provision	1.9	1.3	1.0	0.6
Tax Credits
Production tax credits	(2.0)	(1.4)	(4.0)	(2.4)
Other	—	—	0.7	0.4
Impact of utility ratemaking on income taxes
Flow-through repairs deductions	(17.6)	(12.5)	(16.1)	(9.8)
Amortization of excess deferred income taxes	(2.7)	(1.9)	(1.2)	(0.7)
AFUDC, net	(1.1)	(0.8)	(1.1)	(0.7)
Plant and depreciation of flow through items	12.9	9.1	10.0	6.1
Changes in Unrecognized Tax Benefits
Interest and penalties	—	—	1.0	0.6
Nontaxable and nondeductible items
Merger transaction costs	0.6	0.4	1.9	1.2
Other	0.2	0.1	0.5	0.3
Other	0.1	0.2	0.3	0.1
	(7.7)	(5.5)	(7.0)	(4.3)

Income Tax Expense and Effective Tax Rate	$21.9	15.5%	$27.4	16.7%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other: Primarily represents revenues from wholesale electricity sales, as well as other miscellaneous electric revenues.

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$120,755	$110,788	$9,967	9.0%	690	686	338,279	334,448
South Dakota	22,988	21,358	1,630	7.6	158	151	52,059	51,768
Residential	143,743	132,146	11,597	8.8	848	837	390,338	386,216
Montana	127,416	116,911	10,505	9.0	838	838	77,847	77,154
South Dakota	34,978	32,490	2,488	7.7	287	277	13,294	13,223
Commercial	162,394	149,401	12,993	8.7	1,125	1,115	91,141	90,377
Industrial	12,068	12,070	(2)	0.0	689	695	81	81
Other	15,467	14,393	1,074	7.5	72	79	30,310	30,219
Total Retail Electric	$333,672	$308,010	$25,662	8.3%	2,734	2,726	511,870	506,893
Regulatory amortization	(23,368)	980	(24,348)	(2484.5)
Transmission	29,251	27,923	1,328	4.8
Wholesale and Other	34,069	2,838	31,231	1,100.5
Total Revenues	$373,624	$339,751	$33,873	10.0%
Fuel, purchased supply and direct transmission expense(1)	96,270	77,179	19,091	24.7
Utility Margin(2)	$277,354	$262,572	$14,782	5.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana	426	337	395	26% warmer	8% warmer
South Dakota	794	730	633	9% warmer	25% warmer
	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	228	143	252	59% colder	10% warmer
South Dakota	38	67	75	43% warmer	49% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended September 30, 2026 and 2025 (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Electric margin from the acquisition of the Colstrip Puget Interests	$5.3
Non-recoverable Montana electric supply costs	2.3
Retail volumes	1.5
Electric transmission revenue	1.3
Base rates	(1.2)
Montana property tax tracker collections	(0.6)
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	8.2

Utility Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating and maintenance expense	5.0
Property and other taxes recovered in revenue, offset in property and other taxes	2.1
Production tax credits, offset in income tax expense	(0.5)
Change in Utility Margin Items Offset Within Net Income	6.6
Increase in Utility Margin(1)	$14.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volumes were impacted by favorable weather and customer growth in all jurisdictions.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the three months ended September 30, 2025, we recorded a decrease in pre-tax earnings of $2.3 million (10 percent of the PCCAM Base cost variance).

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

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$339,640	$307,589	$32,051	10.4%	2,067	2,159	337,691	333,363
South Dakota	64,200	59,885	4,315	7.2	457	459	52,023	51,740
Residential	403,840	367,474	36,366	9.9	2,524	2,618	389,714	385,103
Montana	344,731	307,773	36,958	12.0	2,388	2,438	78,075	77,248
South Dakota	96,716	89,542	7,174	8.0	808	807	13,269	13,178
Commercial	441,447	397,315	44,132	11.1	3,196	3,245	91,344	90,426
Industrial	34,763	32,058	2,705	8.4	2,058	2,083	81	80
Other	35,120	28,507	6,613	23.2	137	133	28,640	28,671
Total Retail Electric	$915,170	$825,354	$89,816	10.9%	7,915	8,079	509,779	504,280
Regulatory amortization	(16,942)	38,995	(55,937)	(143.4)
Transmission	89,363	82,625	6,738	8.2
Wholesale and Other	72,341	7,728	64,613	836.1
Total Revenues	$1,059,932	$954,702	$105,230	11.0%
Fuel, purchased supply and direct transmission expense(1)	259,381	229,534	29,847	13.0
Utility Margin(2)	$800,551	$725,168	$75,383	10.4%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana	460	392	454	17% warmer	1% warmer
South Dakota	931	829	702	12% warmer	33% warmer

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	3,980	4,696	4,775	15% warmer	17% warmer
South Dakota	4,944	5,297	5,676	7% warmer	13% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the nine months ended September 30, 2026 and 2025 (in millions):

Utility Margin 2026 vs. 2025
Utility Margin Items Impacting Net Income
Base rates	$36.3
Electric margin from the acquisition of the Puget Interests	15.5
Electric transmission revenue	6.7
Non-recoverable Montana electric supply costs	5.2
Montana property tax tracker collections	(3.6)
Retail volumes	(3.4)
Other	0.9
Change in Utility Margin Items Impacting Net Income	57.6

Utility Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating and maintenance expense	8.2
Property and other taxes recovered in revenue, offset in property and other taxes	6.1
Production tax credits, offset in income tax expense	3.5
Change in Utility Margin Items Offset Within Net Income	17.8
Increase in Utility Margin(1)	$75.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Electric retail volumes were impacted by unfavorable winter weather in all jurisdictions offset in part by favorable summer weather and customer growth in all jurisdictions.

Effective February 1, 2026 the cost sharing mechanism of the PCCAM was suspended on an interim basis pending further review by the MPSC. For the nine months ended September 30, 2026, we recorded a decrease in pre-tax earnings of $0.7 million (10 percent of the PCCAM Base cost variance). For the nine months ended September 30, 2025, we recorded a decrease in pre-tax earnings of $5.9 million (10 percent of the PCCAM Base cost variance).

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$11,667	$10,891	$776	7.1%	937	890	218,071	215,448
South Dakota	2,140	2,036	104	5.1	104	109	43,210	42,719
Nebraska	2,216	2,344	(128)	(5.5)	137	142	37,849	37,778
Residential	16,023	15,271	752	4.9	1,178	1,141	299,130	295,945
Montana	9,298	8,734	564	6.5	840	964	30,528	30,053
South Dakota	1,918	1,577	341	21.6	299	245	7,693	7,562
Nebraska	1,029	1,145	(116)	(10.1)	131	134	5,138	5,071
Commercial	12,245	11,456	789	6.9	1,270	1,343	43,359	42,686
Industrial	767	680	87	12.8	1,140	928	248	243
Other	160	142	18	12.7	18	16	259	225
Total Retail Gas	$29,195	$27,549	$1,646	6.0%	3,606	3,428	342,996	339,099
Regulatory amortization	7,496	5,240	2,256	43.1
Transportation, wholesale and other	13,445	14,412	(967)	(6.7)
Total Revenues	$50,136	$47,201	$2,935	6.2%
Fuel, purchased supply and direct transmission expense(1)	11,010	9,754	1,256	12.9
Utility Margin(2)	$39,126	$37,447	$1,679	4.5%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	279	174	290	60% colder	4% warmer
South Dakota	38	67	75	43% warmer	49% warmer
Nebraska	13	30	32	57% warmer	59% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended September 30, 2026 and 2025:

Utility Margin 2026 vs. 2025
(in millions)
Utility Margin Items Impacting Net Income
Retail volumes	$1.0
Natural gas production step down	(0.1)
Other	0.5
Change in Utility Margin Items Impacting Net Income	1.4

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property and other taxes	0.3
Change in Utility Margin Items Offset Within Net Income	0.3
Increase in Utility Margin(1)	$1.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Natural gas retail volumes were impacted by favorable weather in Montana and customer growth, partly offset by unfavorable weather in South Dakota and Nebraska.

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2026	2025	$	%	2026	2025	2026	2025
	(in thousands)
Montana	$79,516	$80,277	$(761)	(0.9)%	9,527	9,355	218,038	196,526
South Dakota	22,440	23,172	(732)	(3.2)	2,271	2,420	43,273	42,867
Nebraska	17,573	20,076	(2,503)	(12.5)	1,629	1,915	37,996	37,941
Residential	119,529	123,525	(3,996)	(3.2)	13,427	13,690	299,307	277,334
Montana	48,386	45,991	2,395	5.2	6,208	5,777	30,554	27,743
South Dakota	17,813	16,672	1,141	6.8	2,521	2,448	7,725	7,551
Nebraska	9,529	10,932	(1,403)	(12.8)	1,177	1,390	5,168	5,105
Commercial	75,728	73,595	2,133	2.9	9,906	9,615	43,447	40,399
Industrial	2,402	1,308	1,094	83.6	2,912	1,014	247	240
Other	952	1,003	(51)	(5.1)	143	148	248	213
Total Retail Gas	$198,611	$199,431	$(820)	(0.4)%	26,388	24,467	343,249	318,186
Regulatory amortization	12,420	993	11,427	1150.8
Transportation, wholesale and other	42,966	41,169	1,797	4.4
Total Revenues	$253,997	$241,593	$12,404	5.1%
Fuel, purchased supply and direct transmission expense(1)	83,287	70,867	12,420	17.5
Utility Margin(2)	$170,710	$170,726	$(16)	0.0%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2026 as compared with:
	2026	2025	Historic Average	2025	Historic Average
Montana(1)	4,202	4,764	4,888	12% warmer	14% warmer
South Dakota	4,944	5,297	5,676	7% warmer	13% warmer
Nebraska	3,647	4,398	4,458	17% warmer	18% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the nine months ended September 30, 2026 and 2025:

Utility Margin 2026 vs. 2025
(in millions)
Utility Margin Items Impacting Net Income
Retail volumes (including a $5.2 million increase due to acquisition of Energy West Operations)	$(1.7)
Natural gas production step down	(1.2)
Montana property tax tracker collections	(0.5)
Other	1.9
Change in Utility Margin Items Impacting Net Income	(1.5)

Utility Margin Items Offset Within Net Income
Property and other taxes recovered in revenue, offset in property tax expense	1.5
Change in Utility Margin Items Offset Within Net Income	1.5
Change in Utility Margin(1)	$0.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Natural gas retail volumes were impacted by unfavorable weather in all jurisdictions, partly offset by customer growth in all jurisdictions and the acquisition of the Energy West operations in July 2025.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. For NorthWestern Energy Group, liquidity is primarily provided through its revolving credit facility and dividends from its utility operating subsidiaries, NW Corp and NWE Public Service. These subsidiaries are subject to certain restrictions that may limit the amount of their dividend distributions. See Note 18 - Common Stock in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding these dividend restrictions. As of September 30, 2026, we are in compliance with these provisions.

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

As of September 30, 2026, our total net liquidity was approximately $349.5 million, including $6.5 million of cash and cash equivalents and $343.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$119.2	$136.4
Adjustments to reconcile net income to cash provided by operations	224.3	213.6
Changes in working capital	22.5	(1.5)
Other noncurrent assets and liabilities	(1.9)	(10.2)
Cash Provided by Operating Activities	364.1	338.3

Investing Activities
Property, plant and equipment additions	(464.0)	(374.5)
Acquisition of Energy West Operations	—	(35.9)
Investment in debt & equity securities	(2.7)	(8.1)
Cash Used in Investing Activities	(466.7)	(418.5)

Financing Activities
Issuance of long-term debt	375.0	500.0
Line of credit issuance (repayments), net	3.0	(44.0)
Dividends on common stock	(123.2)	(121.0)
Repayments on long-term debt	(105.0)	(300.0)
(Repayment) issuance of short-term borrowings	(50.0)	50.0
Other financing activities, net	(1.8)	(3.3)
Cash Provided by Financing Activities	98.0	81.7

(Decrease) increase in Cash, Cash Equivalents, and Restricted Cash	(4.6)	1.5
Cash, Cash Equivalents, and Restricted Cash, beginning of period	30.7	29.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$26.1	$30.5

Operating Activities

As of September 30, 2026, cash, cash equivalents, and restricted cash were $26.1 million as compared with $30.7 million as of December 31, 2025 and $30.5 million as of September 30, 2025. Cash provided by operating activities totaled $364.1 million for the nine months ended September 30, 2026 as compared with $338.3 million during the nine months ended September 30, 2025. The changes in cash flows from operating activities generally follow the results of operations, as discussed above in the consolidated results of operations for the nine months ended September 30, 2026, and are affected by changes in working capital. The increase in cash provided by working capital is primarily due to an increase in our net cash inflows for energy supply costs, as shown in the table below.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash (outflows) inflows
2025	$5.9	$26.6	$(20.7)
2026	$44.8	$34.8	$10.0
Increase in net cash inflows			$30.7

Investing Activities

Cash used in investing activities totaled $466.7 million during the nine months ended September 30, 2026, as compared with $418.5 million during the nine months ended September 30, 2025. Plant additions during the first nine months of 2026 include maintenance additions of approximately $270.0 million and capacity related capital expenditures of $194.0 million. Plant additions during the first nine months of 2025 included maintenance additions of approximately $261.3 million and capacity related capital expenditures of approximately $113.2 million.

Financing Activities

Cash provided by financing activities totaled $98.0 million during the nine months ended September 30, 2026, as compared with $81.7 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, cash provided by financing activities reflects proceeds from the issuance of debt of $375.0 million and net issuances under our revolving lines of credit of $3.0 million, partly offset by payment of dividends of $123.2 million, repayment of $105.0 million of South Dakota First Mortgage bonds, and repayment of $50.0 million of the NWE Group Term Loan. During the nine months ended September 30, 2025, cash provided by financing activities reflects proceeds from the issuance of long-term debt of $500.0 million and short-term borrowings of $50.0 million, partly offset by repayment of $300.0 million of Montana and South Dakota First Mortgage bonds, payment of dividends of $121.0 million, and net repayments under our revolving lines of credit of $44.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of September 30, 2026, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

For further information on our recent credit facility activity, see Note 6 - Financing Activities to the Condensed Consolidated Financial Statements included herein. For further information on our credit facilities, see Note 12 - Short-Term Borrowings and Credit Arrangements in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 30, 2026 and 2025, the outstanding balances of our credit facilities were $407.0 million and $369.0 million, respectively. As of October 30, 2026, the availability under our credit facilities was approximately $352.0 million, and there were no letters of credit outstanding.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 30, 2026, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2026.

	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Long-term debt(1)	$3,571,660	$—	$225,000	$586,660	$33,000	$650,000	$2,077,000
Finance leases	9,009	427	1,750	1,838	1,930	2,026	1,038
Short-term borrowings	100,000	100,000	—	—	—	—	—
Estimated pension and other postretirement obligations(2)	40,646	2,222	10,206	9,806	9,306	9,106	N/A
Qualifying facilities liability(3)	127,047	13,848	56,665	56,534	—	—	—
Supply and capacity contracts(4)	3,537,435	128,414	413,875	331,735	330,903	309,392	2,023,116
Contractual interest payments on debt(5)	1,567,037	39,207	168,372	155,864	128,449	114,980	960,165
Commitments for significant capital projects(6)	166,651	60,289	36,238	32,318	37,806	—	—
Total Commitments(7)	$9,119,485	$344,407	$912,106	$1,174,755	$541,394	$1,085,504	$5,061,319
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
(3)One QF requires us to purchase minimum amounts of energy at a price of $130 per MWH through 2028. Our estimated gross contractual obligation related to this QF is approximately $127.0 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $118.1 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 5.25 percent on the outstanding balance through maturity of the facilities.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans and income taxes. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the NorthWestern Energy Group Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes in these policies.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

NorthWestern Energy Group, Inc.
Date:	November 5, 2026	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer